Form 10-Q
period 2026-09-30
Orion180 Insurance Group Inc.
filed 2026-11-10
CIK 2124472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ________
Commission file number 001-43475

ORION180 INSURANCE GROUP INC.
(Exact name of registrant as specified in its charter)

Texas			88-0901536
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
505 N. John Rodes Blvd.,	Melbourne,	FL	32934
(Address of Principal Executive Offices)			(Zip Code)
(321) 213-6222
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.001 par value per share	OIG	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 39,122,933 shares of Class A common stock and 59,935,260 shares of Class B common stock outstanding as of November 3, 2026.

FORWARD-LOOKING STATEMENTS
This Quarterly Report (the “Quarterly Report”) on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Quarterly Report that do not relate to matters of historical fact should be considered forward-looking statements, including without limitation statements regarding the scalability of our business model, our anticipated growth, including our ability to produce durable growth, our ability to continue gaining market share while creating long-term value for shareholders, our becoming a premier provider of specialty property insurance solutions over time, our future financial performance, business prospects and strategy, our future results of operations and financial condition and liquidity position, how macroeconomic conditions affect our business, including future industry and market dynamics and regulatory and market constraints, our access to capacity and reinsurance, and the development and performance of our proprietary technology platform. Without limiting the generality of the foregoing, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “goal,” “objective,” “seeks,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. These statements are neither promises nor guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the following: our dependence on third-party independent agents to distribute our products; intense competition in the property insurance markets; our ability to accurately price risks and maintain adequate loss reserves; the availability and cost of reinsurance; severe weather conditions, catastrophes, and the effects of climate change; our reliance on our proprietary technology platform and rapid changes in technology, including AI; our dependence on the services of our founder and senior management team; regulatory developments; cybersecurity and data privacy risks; our level of indebtedness; general economic conditions, including changes in the housing market; the dual class structure of our common stock, and the important factors discussed in Part II, Item 1A, “Risk Factors” in this Quarterly Report and in our other filings with the SEC. These factors could cause actual results to differ materially from those indicated by the forward-looking statements made in this Quarterly Report on Form 10-Q.
The forward looking statements in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report and have filed as exhibits to this Quarterly Report with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward looking statements by these cautionary statements. These forward looking statements speak only as of the date of this Quarterly Report. Except as required by applicable law, we do not plan to publicly update or revise any forward looking statements contained in this Quarterly Report, whether as a result of any new information, future events or otherwise.

RISK FACTOR SUMMARY
Our business is subject to numerous risks and uncertainties, including those described in Part II Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:
•we rely on third-party agents, and any failure by those agents to consistently promote our products or the loss of any key agent relationships could adversely affect our business;
•competition in our industry;
•our distribution partners may increase their commission requirements;
•we may be unable to purchase third-party reinsurance in amounts we desire on commercially acceptable terms or on terms that adequately protect us, which could adversely affect our business;
•our actual incurred losses may be greater than our loss and loss adjustment expense reserves;
•we may change our underwriting guidelines or our strategy without shareholder approval;
•unexpected changes in the interpretation of our coverage or provisions, including loss limitations and exclusions in our policies;
•adverse economic factors, including recession, inflation, periods of high unemployment, or lower economic activity could result in the sale of fewer policies than expected or an increase in frequency or severity of claims and premium defaults, and even the falsification of claims, or a combination of these effects, which, in turn, could affect our growth and profitability;
•our dependence on the services of our senior management team, including our Chief Executive Officer;
•our inability to attract and retain highly skilled employees;
•we use analytical models to assist our decision making in key areas such as underwriting, claims, reserving, and catastrophe risks but actual results could differ from the model outputs and related analyses;
•excessive risk taking;
•severe weather conditions, including the effects of climate change, catastrophes, pandemic, as well as man-made events;
•we are subject to extensive regulation;
•we could suffer security breaches, loss of data, cyberattacks and other information technology failures and are subject to laws and regulations concerning data privacy and security that are continually evolving;
•we utilize AI in a significant manner through PryzmIQ and through our portfolio managers’ use of AI to scan for trends, which could expose us to liability or adversely affect our business;
•the dual class structure of our common stock concentrating voting control with our founder, which will limit the ability of our other shareholders to affect the outcome of key corporate decisions and transactions, including a change of control; and
•we have debt outstanding that could adversely affect our financial flexibility and subject us to restrictions and limitations that could significantly impact our ability to operate our business.

GLOSSARY
The following are abbreviations and definitions of certain insurance, reinsurance, financial and other terms used in this Quarterly Report on Form 10-Q.
Active independent agents — Independent agents who have quoted with us during a specified period. An independent agent is an agent authorized to sell and service insurance policies on behalf of multiple insurers.
Admitted carrier / admitted market — An insurance company licensed and regulated by the state insurance department to write specific lines of insurance in that state, subject to state regulations and participation in state guaranty funds. The admitted market requires carriers to follow state-mandated rates and forms.
Admitted homeowners insurance — Homeowners insurance policies written by our admitted carrier, typically for lower-risk, inland properties and subject to increased state regulation.
Agent — An individual or entity authorized to sell and service insurance policies on behalf of an insurer or MGA.
AM Best — A.M. Best Company, Inc., a rating agency and publisher for the insurance industry.
Ancillary products — Additional insurance or service offerings that complement core insurance products, such as IoT devices, self-inspection tools, or specialty coverages.
Artificial Intelligence (“AI”) — The use of computer systems and algorithms to perform tasks that typically require human intelligence, such as data analysis, risk assessment, and automated underwriting.
Attritional losses — The losses which arise from routine, expected, higher-frequency, lower-severity claims that occur as part of normal operations and are largely predictable in aggregate. These exclude the impact of weather events designated a property claim services code and named catastrophic weather events; used to demonstrate the underlying quality of risk selection and portfolio health.
Auto Water Turn-off System (“AWTOS”) — A proprietary, smart home IoT device developed by us that detects water leaks and automatically shuts off water flow to mitigate damage and reduce the risk and severity of water damage claims.
Capacity — The maximum amount of risk that we and our reinsurance partners are willing to underwrite.
Catastrophe (“CAT”) event — A large-scale, severe event such as a hurricane, wildfire, or flood that results in significant insurance claims.
CAT losses — The losses which arise from large-scale, severe events such as a hurricane, wildfire, or flood that results in significant insurance claims.
Chief Operating Decision Maker (“CODM”) — The individual or group responsible for allocating resources and assessing performance across our operating segments, as defined under ASC 280, Segment Reporting.
CITON — CITON Claims Solutions LLC, a Florida limited liability company that serves as our claims administrator managing all in-house and selected third-party claims, and generating incremental fee income.
Claims management fees — Fees earned by CITON for managing and processing insurance claims.
Combined ratio — The sum of net loss ratio and the expense ratio.
Distribution partner — An agency, broker, or other entity that distributes our insurance products.

Excess of Loss (“XOL”) — A type of reinsurance that indemnifies the reinsured against all, or a specified portion of, losses on underlying insurance policies in excess of a specified amount, which is called an “attachment level” or “retention.” Excess of loss reinsurance may be written in multiple layers, in which, on any given layer, a reinsurer or group of reinsurers accepts a band of coverage up to a specified amount. Any liability exceeding the outer limit of the program reverts to the ceding company, which also bears credit risk to the reinsurers.
Excess and surplus lines (“E&S”) — Lines of insurance which are generally unavailable from admitted insurers due to perceived risk related to the insured’s business and which, consequently, are placed by surplus lines agents or brokers with insurers that are not admitted in the subject jurisdiction. E&S insurance policies generally are not subject to regulations governing premium rates or policy language.
Expense ratio — The ratio of underwriting, acquisition, and insurance expenses less commission and fees revenue to net premiums earned, expressed as a percentage.
Federal Emergency Management Agency (“FEMA”) — An agency within the U.S. Department of Homeland Security responsible for coordinating federal disaster preparedness, response, recovery, and mitigation efforts, including administering the National Flood Insurance Program and designating special flood hazard areas used to determine mandatory flood insurance requirements for certain properties.
Field adjuster — An insurance professional who investigates and evaluates claims in person, often at the insured property.
FLEX — Our flagship modular E&S homeowners product allowing customers to select from a menu of 12 distinct perils and over 250 coverage combinations in real time.
Geospatial analytics — Analytics of geographically-referenced data, including satellite imagery and spatial information, to assess peril risk based on location-based factors such as flood inundation zones or distance to coast.
Gross loss ratio — The ratio of gross losses to gross premiums earned.
In-House Fronting Carriers — Our statutory insurance carriers, OIC and OSI, that provide E&S and admitted program capacity to OIS, issuing policies and ceding most risk to reinsurance partners.
Loss adjustment expenses (“LAE”) — The costs associated with investigating, defending, and settling insurance claims, including both allocated and unallocated expenses.
Machine learning (“ML”) — A subset of artificial intelligence that uses algorithms trained on data to identify patterns and make predictions or decisions. We use ML models within our MY180 platform to optimize pricing, risk selection, and exposure management, and to predict claims frequency and severity at the property and portfolio level.
Managed premiums in-force — Total annualized gross premiums written across the group and premiums placed with third-party carriers at a point in time.
Managed premiums written — Total gross premiums written across the group, including premiums written on our In-House Fronting Carriers since 2022 (direct and assumed) and premiums placed with third-party carriers.
Managing General Agent (“MGA”) — An insurance intermediary with authority to underwrite, price, and administer insurance policies on behalf of carriers.
MY180 — Our proprietary, end-to-end digital backbone unifying agent onboarding, underwriting, quoting, binding, policy administration, claims handling, and business intelligence.
National Association of Insurance Commissioners (“NAIC”) — A standard-setting association of state insurance regulators that establishes statutory accounting and reporting standards and drafts model insurance laws and regulations for adoption by the states. The NAIC also administers the Insurance

Regulatory Information System (“IRIS”) and has adopted the risk-based capital model used to assess insurer capital adequacy.
National Flood Insurance Program (“NFIP”) — A federally backed flood insurance program administered by FEMA that provides flood insurance to property owners, renters, and businesses. The NFIP represents the majority of the U.S. flood insurance market and benefits from broad consumer recognition, with certain policies historically offered at subsidized or below-risk-based rates.
Net loss ratio — The ratio of losses and LAE, net of reinsurance, to net premiums earned, expressed as a percentage.
New business premiums written — The premiums written on newly originated insurance policies with an effective date in the period presented, issued to new customers and/or existing customers purchasing additional coverage not previously in-force. This is net of cancellations and rescissions.
OIC — Orion180 Insurance Company, an Indiana-domiciled company that is a statutory insurance carrier that underwrites homeowners' and private residential flood insurance on a non-admitted basis.
OIG — Orion180 Insurance Group Inc., a Texas corporation, only in its capacity as the entity that participates in reinsurance revenue share with our reinsurance brokers and incurs some corporate expenses.
OIS — Orion180 Insurance Services LLC, a Florida limited liability company that is responsible for underwriting, risk selection, marketing, and policy administration.
Orion180 University — Orion180 training and education platform through which newly onboarded agencies receive training on our products and MY180.
OSI — Orion180 Select Insurance Company, an Indiana-domiciled company that is a statutory insurance carrier that underwrites homeowners' and private residential flood insurance on an admitted (E&S) basis.
OTX — Orion180 Technologies LLC, a Florida limited liability company that houses the MY180 platform and develops proprietary IoT and AI-driven solutions.
Policy retention rate — The percentage of our policyholders who receive renewal offers that accept the renewal term offered. We monitor the acceptance of renewal offers as an early indicator of price elasticity.
Portfolio manager — An Orion180 professional responsible for monitoring, modeling, and managing risk exposures and underwriting performance across the portfolio.
Premium — The amount paid by a policyholder for insurance coverage.
Premium retention rate — The premiums associated with those accepted renewal offers, as a percentage of the total premiums from expiring policies for which renewal offers were made.
PryzmIQ — A virtual self-inspection tool utilizing third-party AI algorithm tools and computer vision to eliminate the need for traditional, manual field inspections, streamlining underwriting and claims. PryzmIQ performs real-time reviews of image quality and content during policyholder self-inspections, identifying whether submitted images meet quality standards and contain expected objects. All images are subsequently reviewed and approved by our human inspection team, whose feedback is used to refine PryzmIQ's performance.
Quota share reinsurance — A form of proportional reinsurance where the reinsurer assumes a fixed percentage of every insurance policy issued by the carrier.
Rate adequacy — The extent to which premiums charged are sufficient to cover expected losses, expenses, and profit margin.

Reinstatement premium — Premiums charged for the restoration of the reinsurance limit and layer of an excess of loss reinsurance contract after a loss occurrence.
Reinstatement premium protections — Premiums charged by a reinsurer for coverage that will pay reinstatement premium after a loss occurrence.
Reinsurance — Insurance purchased by an insurer or MGA to transfer a portion of its risk to another insurance company (the reinsurer).
Reinsurance partners — A panel of high-quality or fully collateralized reinsurers that provide the capital and risk-bearing capacity for our In-House Fronting Carriers, including both quota share and excess-of-loss arrangements.
Retention — The portion of risk retained by the insurer or carrier after ceding to reinsurance.
SAA — SA Aqualaris is a segregated account operated by its sponsor, Wyndham Insurance Company Ltd., a Bermuda Licensed Segregated Accounts Company.
Services Companies — Comprised of OIS, CITON, OTX, and OIG.
Traditional admitted product — Standard homeowners insurance offered by our admitted carrier for lower-risk, less catastrophe-prone (typically inland) properties.
Traditional non-admitted product — Standard homeowners insurance offered by our E&S carrier for catastrophe-exposed properties.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Orion180 Insurance Group Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and par value data)

	September 30, 2026	December 31, 2025
	(unaudited)	(audited)
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost of $59,821 and $33,817)	$59,184	$33,876
Fixed maturities, held-to-maturity, at amortized cost, net of credit loss allowance (fair value of $26,064 and $32,823)	26,239	32,694
Short-term investments	20,147	39,362
Total invested assets	105,570	105,932
Cash and cash equivalents	165,673	47,853
Restricted cash	7,715	8,299
Accrued investment income	775	806
Commission and service fee income receivable	5,753	4,338
Premiums and other receivables, net	41,817	25,902
Reinsurance recoverable on paid and unpaid losses, net	95,840	42,159
Prepaid reinsurance premiums	468,688	258,027
Capitalized software, net	18,312	13,773
Other assets	26,729	10,743
Total assets	936,872	517,832
Liabilities, mezzanine equity and shareholders' equity
Liabilities:
Unpaid losses and loss adjustment expenses	57,516	23,352
Unearned premiums	385,250	240,206
Other policyholders' funds	3,098	834
Reinsurance payable	283,300	112,633
Deferred policy acquisition costs, net of ceding commissions	27,336	9,170
Accounts payable and other liabilities	69,549	39,504
Income taxes payable	2,520	3,787
Debt, net of unamortized issuance costs	55,962	60,955
Total liabilities	884,531	490,441
Commitments and contingencies
Mezzanine equity:
Preferred stock ($0.001 and $0.00 par value, 50,000,000 and 1,000,000 shares authorized, 0 and 600,000 shares issued and outstanding)	—	15,283
Total mezzanine equity	—	15,283
Shareholders’ equity:
Class A common stock, $0.001 par value; 400,000,000 shares authorized; 39,122,933 and 0 shares issued and outstanding. Class B common stock, $0.001 par value; 100,000,000 shares authorized, 59,935,260 and 0 shares issued and outstanding. Common stock, $0.00 par value; 0 and 120,000,000 shares authorized, 0 and 78,792,040 shares issued and outstanding.	99	—
Additional paid-in capital	224,702	2,770
Accumulated other comprehensive income (loss), net of taxes	(510)	54
Retained earnings (Accumulated deficit)	(171,950)	9,284
Total shareholders’ equity	52,341	12,108
Total liabilities, mezzanine equity and shareholders’ equity	$936,872	$517,832

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

Orion180 Insurance Group Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Net premiums earned	$29,935	$19,648	$72,206	$49,070
Policy fee income	17,166	10,077	45,082	24,737
Commission and service fee income	4,128	2,353	10,231	5,018
Net investment income	2,665	2,044	6,447	5,954
Realized gain (loss) on investments	4	—	9	(241)
Total revenues	53,898	34,122	133,975	84,538
Expenses:
Losses and loss adjustment expenses, net	11,052	8,154	36,769	34,775
General and administrative expenses	32,392	16,140	70,170	42,797
Policy acquisition expenses	(14,486)	(4,405)	(26,832)	(8,556)
Interest expense	4,637	1,637	8,436	5,067
Other expenses	4,802	1,027	10,758	2,740
Total expenses	38,397	22,553	99,301	76,823
Income before income taxes	15,501	11,569	34,674	7,715
Income tax expense	4,035	2,904	9,661	2,092
Net income	$11,466	$8,665	$25,013	$5,623
Other comprehensive income (loss):
Unrealized holding gain (loss) on available-for-sale securities, net of taxes	$(224)	$(21)	$(564)	$50
Total other comprehensive income (loss)	(224)	(21)	(564)	50
Comprehensive income	$11,242	$8,644	$24,449	$5,673
Earnings per common share:
Basic earnings per common share	$0.14	$0.11	$0.31	$0.07
Diluted earnings per common share	$0.14	$0.11	$0.31	$0.07
Weighted average number of common shares outstanding - basic	81,717,917	78,792,040	79,778,050	78,792,040
Weighted average number of common shares outstanding - diluted	82,377,121	78,792,040	80,309,456	78,792,040

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

Orion180 Insurance Group Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit) (Unaudited)
(in thousands, except share and per share amounts)

	Preferred Stock		Common Stock (1)		Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	600,000	$15,283	78,792,040	$—	$2,770	$9,284	$54	$12,108
Preferred stock dividend accrual	—	187	—	—	—	(187)	—	(187)
Share-based compensation	—	—	—	—	226	—	—	226
Net income	—	—	—	—	—	3,805	—	3,805
Other comprehensive income (loss)	—	—	—	—	—	—	(203)	(203)
Balance as of March 31, 2026	600,000	$15,470	78,792,040	$—	$2,996	$12,902	$(149)	$15,749
Preferred stock dividend distribution ($1.25 per share)	—	(562)	—	—	—	—	—	—
Repurchase of preferred stock	(600,000)	(15,000)	—	—	—	—	—	—
Preferred stock dividend accrual	—	92	—	—	—	(92)	—	(92)
Common stock dividend distribution ($1.9160 per share)	—	—	—	—	—	(150,968)	—	(150,968)
Share-based compensation	—	—	—	—	695	—	—	695
Net income	—	—	—	—	—	9,742	—	9,742
Other comprehensive income (loss)	—	—	—	—	—	—	(137)	(137)
Balance as of June 30, 2026	—	$—	78,792,040	$—	$3,691	$(128,416)	$(286)	$(125,011)
Common stock dividend distribution ($0.6980 per share)	—	—	—	—	—	(55,000)	—	(55,000)
Issuance of common stock upon exercise of stock options	—	—	208,674	—	600	—	—	600
Vesting of restricted stock units, net of shares withheld for taxes	—	—	57,479	—	—	—	—	—
Exchanges of Common stock to Class A and Class B common stock	—	—	—	79	(79)	—	—	—
Issuance of Class A common stock upon initial public offering, net of underwriting costs	—	—	20,000,000	20	224,380	—	—	224,400
Deferred offering costs	—	—	—	—	(5,134)	—	—	(5,134)
Share-based compensation	—	—	—	—	1,244	—	—	1,244
Net income	—	—	—	—	—	11,466	—	11,466
Other comprehensive income (loss)	—	—	—	—	—	—	(224)	(224)
Balance as of September 30, 2026	—	$—	99,058,193	$99	$224,702	$(171,950)	$(510)	$52,341

(continued on next page)
(1)The share amounts listed above combine common stock, Class A common stock and Class B common stock. In connection with the completion of the Company’s initial public offering, all previously outstanding shares of common stock were reclassified into Class A common stock and Class B common stock. Refer to Note 11—“Shareholders' Equity” for more information.

Orion180 Insurance Group Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit) (Unaudited)
(in thousands, except share and per share amounts)

	Preferred Stock		Common Stock (1)		Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	300,000	$7,875	78,792,040	$—	$2,170	$4,878	$—	$7,048
Preferred stock dividend accrual	—	94	—	—	—	(94)	—	(94)
Share-based compensation	—	—	—	—	150	—	—	150
Net income (loss)	—	—	—	—	—	(3,119)	—	(3,119)
Balance as of March 31, 2025	300,000	$7,969	78,792,040	$—	$2,320	$1,665	$—	$3,985
Issuance of preferred stock	300,000	7,500	—	—	—	—	—	—
Preferred stock dividend accrual	—	168	—	—	—	(168)	—	(168)
Share-based compensation	—	—	—	—	150	—	—	150
Net income (loss)	—	—	—	—	—	77	—	77
Other comprehensive income (loss)	—	—	—	—	—	—	71	71
Balance as of June 30, 2025	600,000	$15,637	78,792,040	$—	$2,470	$1,574	$71	$4,115
Preferred stock dividend distribution ($1.25 per share)	—	(730)	—	—	—	—	—	—
Preferred stock dividend accrual	—	188	—	—	—	(188)	—	(188)
Common stock dividend distribution ($0.1430 per share)	—	—	—	—	—	(11,270)	—	(11,270)
Share-based compensation	—	—	—	—	150	—	—	150
Net income (loss)	—	—	—	—	—	8,665	—	8,665
Other comprehensive income (loss)	—	—	—	—	—	—	(21)	(21)
Balance as of September 30, 2025	600,000	$15,095	78,792,040	$—	$2,620	$(1,219)	$50	$1,451

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

Orion180 Insurance Group Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net income	$25,013	$5,623
Adjustments to reconcile net income to net cash from operating activities:
Amortization and depreciation	3,527	2,441
Deferred income taxes	(2,186)	(604)
Share-based compensation expense	2,165	450
Credit loss expense	362	(228)
Realized (gain) loss on investments	(9)	241
Unrealized (gain) loss on interest rate swaps	(550)	509
Loss on extinguishment of debt	4,333	—
Changes in operating assets and liabilities:
Accrued investment income	31	(168)
Commission and service fee income receivable	(1,415)	(218)
Premiums and other receivables	(16,220)	(2,926)
Reinsurance recoverable on paid and unpaid losses	(53,730)	(17,276)
Prepaid reinsurance premiums	(210,661)	(124,479)
Other assets	(9,268)	(5,998)
Unpaid losses and loss adjustment expenses	34,164	5,106
Unearned premiums	145,044	87,970
Other policyholders' funds	2,264	237
Reinsurance payable	170,667	85,745
Deferred policy acquisition costs, net of ceding commissions	18,166	5,100
Accounts payable and other liabilities	26,847	8,771
Income taxes payable	(1,267)	(744)
Net cash from operating activities	137,277	49,552
Investing activities
Purchases of fixed maturities held-to-maturity	(9,790)	(15,263)
Proceeds from maturities of fixed maturities held-to-maturity	16,543	17,015
Purchases of fixed maturities available-for-sale	(33,954)	(17,217)
Proceeds from sales and maturities of fixed maturities available-for-sale	8,376	365
Purchases of short-term investments	(20,250)	(48,504)
Proceeds from sales and maturities of short-term investments	39,580	10,591
Purchases of fixed assets	(4,375)	(71)
Capitalized software expenditures	(8,540)	(5,310)
Proceeds from disposal of investment in non-affiliate	—	172
Net cash used in investing activities	(12,410)	(58,222)

(continued on next page)

	Nine Months Ended September 30,
	2026	2025
Financing activities
Proceeds from issuance of common stock, net of underwriting costs	224,400	—
Payments of deferred offering costs	(1,386)	—
Dividends paid	(206,530)	(12,000)
Proceeds from debt	281,543	—
Debt issuance costs	(3,858)	(452)
Payments on debt	(287,400)	(5,250)
Stock option exercises	600	—
Repurchase of preferred stock	(15,000)	—
Proceeds from issuance of preferred stock	—	7,500
Net cash used in financing activities	(7,631)	(10,202)
Change in cash, cash equivalents and restricted cash	117,236	(18,872)
Cash, cash equivalents and restricted cash at beginning of period	56,152	109,630
Cash, cash equivalents and restricted cash at end of period	$173,388	$90,758
Supplemental disclosures of cash flow information
Interest paid	$8,385	$4,103
Income taxes paid	$12,839	$3,057

Noncash financing activities
Deferred offering costs in accounts payable and other liabilities	$3,748	$—

The following tables present a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s Condensed Consolidated Balance Sheets:

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$165,673	$47,853
Restricted cash	7,715	8,299
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statement of Cash Flows	$173,388	$56,152

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$90,053	$109,149
Restricted cash	705	481
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statement of Cash Flows	$90,758	$109,630

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

Orion180 Insurance Group Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements
(Unless otherwise noted, amounts in thousands, except share and per share amounts)

1. Nature of Operations and Basis of Presentation
Organization and Description of the Company
Orion180 Insurance Group Inc. and Subsidiaries (“OIG”, and together with its wholly-owned subsidiaries, the “Company”), is organized as a Texas corporation. OIG re-domiciled from Florida to Texas on April 8, 2026.
OIG and its wholly-owned subsidiaries are a data and technology focused insurance group engaged in delivering property and casualty insurance solutions. The Company specializes in underwriting homeowners’ insurance with a presence in 14 states. The Company’s subsidiaries include:
•Orion180 Insurance Company (“OIC”), an Indiana-domiciled insurance company writing non-admitted homeowners’ and flood insurance beginning in December 2022;
•Orion180 Select Insurance Company (“OSI”), an Indiana-domiciled insurance company writing admitted homeowners’ insurance beginning in September 2023;
•Orion180 Insurance Services LLC (“OIS”), a managing general agency that markets and performs underwriting services for the Company’s homeowners’ insurance products;
•CITON Claims Solutions LLC (“CITON”), a claims administration company that administers claims on behalf of the insurance subsidiaries and third parties;
•Orion180 Technologies LLC (“OTX”), a subsidiary responsible for the development, operation, and maintenance of proprietary technology infrastructure;
•Orion180 Ltd (“LTD”), a registered Bermuda entity; and
•SA Aqualaris ("SAA"), a segregated account reinsurance captive controlled by the Company.
The Company’s property and casualty insurance is currently offered in Alabama, Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, Massachusetts, Mississippi, North Carolina, Ohio, South Carolina, and Texas.
Basis of Presentation and Principles of Consolidation
The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Accordingly, these financial statements do not include all the information and footnotes required for complete financial statements and should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes thereto for the year ended December 31, 2025 included in the Company’s prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933 (the “Prospectus”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included in these financial statements. The results for interim periods do not necessarily indicate the results that may be expected for any other interim period or for the full year.
The unaudited condensed consolidated financial statements include the accounts of OIG and its wholly-owned subsidiaries, as well as variable interest entities (“VIEs”) in which the Company is determined to be the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.

Emerging Growth Company
The Company is an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act permits an EGC to elect to use the extended transition period for complying with new or revised accounting standards issued subsequent to the enactment of the JOBS Act that have different effective dates for public and private companies. The Company has elected to use this extended transition period for complying with certain new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date the Company (i) is no longer an EGC or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the Consolidated Financial Statements may or may not be comparable to companies that comply with new or revised accounting pronouncements as of public companies’ effective dates.
Use of Estimates
The preparation of Condensed Consolidated Financial Statements (hereinafter, “financial statements”) in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As a result, actual results could differ from those estimates. Management evaluates estimates on an ongoing basis when updated information related to such estimates becomes available. The most significant areas that require management judgment are the estimate of unpaid losses and loss adjustment expenses (“LAE”), reinsurance recoverable on paid and unpaid losses, net deferred income taxes and valuation of investments.
Initial Public Offering
On September 21, 2026, the Company closed its initial public offering (the “IPO”). For additional information regarding the related net proceeds, equity impact, use of proceeds and expenses associated with the debt payoff, and the Company’s equity award plans, refer to Note 10—“Long-term Debt”, Note 11—“Shareholders' Equity”, and Note 12—“Share-Based Compensation.”
Reverse Stock Split
In connection with preparing for its IPO, the Company effected a 5-for-2 reverse split for each outstanding share of common stock, par value $0.00 per share which became effective on September 4, 2026. As a result of the reverse stock split, 196,980,100 shares of common stock issued and outstanding were decreased to 78,792,040 shares issued and outstanding, without any change in the par value per share. All share, per share and related information presented in the condensed consolidated financial statements and accompanying notes for all periods presented have been retroactively adjusted, where applicable, to reflect the impact of the reverse stock split. Refer to Note 11—“Shareholders' Equity” for more information.

2. Summary of Significant Accounting Policies
Changes to Significant Accounting Policies
There have been no changes to significant accounting policies as reported in the audited consolidated financial statements of the Company for the year ended December 31, 2025 included in the Prospectus.

Recently Issued And Adopted Accounting Pronouncements
Financial Instruments - Credit Losses
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Estimated Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This update allows entities to elect a practical expedient when developing reasonable and supportable forecasts as part of estimating expected credit losses that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. This update is effective for annual periods beginning after December 15, 2025, and for interim reporting periods within those annual reporting periods, with early adoption permitted. The Company adopted this guidance on January 1, 2026 and it did not have a material impact on the Company’s condensed consolidated financial statements.
Recently Issued But Not Adopted Accounting Pronouncements
Business Combinations and Consolidation
In March 2025, the FASB issued ASU 2025‑03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in a VIE Acquisition. The ASU clarifies that, in a business combination primarily effected by exchanging equity interests in which a VIE is acquired, the Company must determine the accounting acquirer by considering the factors in ASC 805‑10‑55‑12 through 55‑15, rather than defaulting to the primary beneficiary of the legal acquiree that is a VIE. For public business entities, the ASU is effective for annual periods beginning after December 15, 2026, including interim periods within those fiscal years, and early adoption is permitted. The amendments are applied prospectively to business combinations occurring after the initial adoption date. The Company is currently evaluating the impact of adoption on its consolidated financial statements and related disclosures.
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which is intended to improve the disclosures about a public business entity's expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. This update requires public business entities to expand disclosures about specific expense categories in the notes to the financial statements, including inventory, employee compensation, depreciation, and intangible asset amortization, among others. This update is effective for annual periods beginning after December 15, 2026 and for interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact of the adoption of this update on its consolidated financial statements.
Intangibles - Goodwill and Other - Internal Use Software
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This update removes all references to software development project stages and requires entities to start capitalizing software costs when both of the following occur: (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. This update is effective for annual periods beginning after December 15, 2027, and for interim periods within those annual periods, with early adoption permitted. The Company is evaluating the impact of the adoption of this update on its consolidated financial statements.

3. Segment Reporting
Operating segments are defined as components of a company that engage in activities from which it may earn revenues and incur expenses for which separate operational financial information is available and is regularly evaluated by the chief operating decision maker (“CODM”). The Company identifies its operating segments based on managerial emphasis and organizational structure.
The Company has two reportable segments: Services and Underwriting. The Services segment includes technology-enabled policy servicing operations, which include intercompany revenue earned through service arrangements in place between the Services segment and the Underwriting segment. The Underwriting segment includes a conventional, regulated insurance model focused on risk selection, pricing, and statutory capital management. The segment also includes a segregated account designed to assume reinsurance risk. See Note 4—“Variable Interest Entity” for details.
For the purpose of allocating the Company’s resources and assessing its operating performance, the Company’s Chief Executive Officer serves as the CODM, evaluating each segment’s financial and operating performance based on Segment Revenue and Segment Adjusted EBITDA. Segment Adjusted EBITDA of each operating segment represents net income before interest expense, income tax expense, depreciation, software amortization, litigation and settlement, sponsorship fees and other non-recurring costs.

The following tables present Segment Revenue and Segment Adjusted EBITDA reconciled to the Company’s Condensed Consolidated Statements of Operations. Intersegment transactions are included within individual segment results to reflect operational performance of each segment as evaluated by management. However, these transactions are eliminated in consolidation to arrive at the Company’s consolidated results below.

Three Months Ended September 30, 2026	Underwriting	Services	Elimination	Consolidated
Revenues:
Gross premiums written	$203,815	$—	$—	$203,815
Change in gross unearned premiums	(43,884)	—	—	(43,884)
Gross premiums earned	159,931	—	—	159,931
Ceded premiums earned	(129,996)	—	—	(129,996)
Net premiums earned	29,935	—	—	29,935
Policy fee income	—	17,166	—	17,166
Commission income	—	54,520	(50,952)	3,568
Service fee income	—	3,379	(2,819)	560
Other income*	2,156	513	—	2,669
Total segment revenues	$32,091	$75,578	$(53,771)	$53,898
Expenses:
Losses and loss adjustment expenses, net(1)	12,808	371	(2,127)	11,052
Policy acquisition expenses	3,897	27,626	(46,009)	(14,486)
Salaries and software development costs	—	15,348	—	15,348
Capitalization of salaries and software development costs	—	(3,712)	—	(3,712)
Other general and administrative expenses	3,897	17,360	(690)	20,567
Total segment expenses	$20,602	$56,993	$(48,826)	$28,769
Segment Adjusted EBITDA	$11,489	$18,585	$(4,945)	$25,129
Reconciliation of Segment Adjusted EBITDA:
Interest expense				(4,637)
Income tax expense				(4,035)
Depreciation				(7)
Software amortization				(1,366)
Litigation and settlement(2)				105
Sponsorship fees(3)				(875)
Other non-recurring costs(4)				(2,848)
Net income				$11,466

*    Other income consists of net investment income and realized gain / (loss) on investments.
(1)Loss adjustment expenses on Services segment represent costs incurred adjusting claims of OIC and OSI.
(2)Represents costs associated with the legal fees and a $6,250 settlement loss contingency, incurred in 2025, offset by a $6,000 settlement recovery, incurred in 2026, resulting from the termination of our underwriting relationship with a previous unrelated fronting carrier and transferring the policies to OIC and OSI.
(3)Sponsorship fees are associated with our Formula 1 sponsorship agreement.
(4)Other non-recurring costs consist of non-recurring consulting and audit expenses for public company transition and loss on debt extinguishment.

Three Months Ended September 30, 2025	Underwriting	Services	Elimination	Consolidated
Revenues:
Gross premiums written	$127,181	$—	$—	$127,181
Change in gross unearned premiums	(35,359)	—	—	(35,359)
Gross premiums earned	91,822	—	—	91,822
Ceded premiums earned	(72,174)	—	—	(72,174)
Net premiums earned	19,648	—	—	19,648
Policy fee income	—	10,077	—	10,077
Commission income	—	34,647	(32,294)	2,353
Service fee income	—	949	(949)	—
Other income*	1,850	194	—	2,044
Total segment revenues	$21,498	$45,867	$(33,243)	$34,122
Expenses:
Losses and loss adjustment expenses, net	9,332	—	(1,178)	8,154
Policy acquisition expenses	7,214	16,792	(28,411)	(4,405)
Salaries and software development costs	—	7,786	—	7,786
Capitalization of salaries and software development costs	—	(1,422)	—	(1,422)
Other general and administrative expenses	2,280	6,734	(272)	8,742
Total segment expenses	$18,826	$29,890	$(29,861)	$18,855
Segment Adjusted EBITDA	$2,672	$15,977	$(3,382)	$15,267
Reconciliation of Segment Adjusted EBITDA:
Interest expense				(1,637)
Income tax expense				(2,904)
Depreciation				(3)
Software amortization				(991)
Litigation and settlement(1)				(192)
Sponsorship fees(2)				(875)
Net income				$8,665

*    Other income consists of net investment income and realized gain / (loss) on investments.
(1)Represents costs associated with the legal fees and a $6,250 settlement loss contingency, incurred in 2025, offset by a $6,000 settlement recovery, incurred in 2026, resulting from the termination of our underwriting relationship with a previous unrelated fronting carrier and transferring the policies to OIC and OSI.
(2)Sponsorship fees are associated with our Formula 1 sponsorship agreement.

Nine Months Ended September 30, 2026	Underwriting	Services	Elimination	Consolidated
Revenues:
Gross premiums written	$558,199	$—	$—	$558,199
Change in gross unearned premiums	(145,223)	—	—	(145,223)
Gross premiums earned	412,976	—	—	412,976
Ceded premiums earned	(340,770)	—	—	(340,770)
Net premiums earned	72,206	—	—	72,206
Policy fee income	—	45,082	—	45,082
Commission income	—	148,230	(139,548)	8,682
Service fee income	—	9,802	(8,253)	1,549
Other income*	5,488	968	—	6,456
Total segment revenues	$77,694	$204,082	$(147,801)	$133,975
Expenses:
Losses and loss adjustment expenses, net(1)	42,229	1,080	(6,540)	36,769
Policy acquisition expenses	21,330	76,550	(124,712)	(26,832)
Salaries and software development costs	—	36,346	—	36,346
Capitalization of salaries and software development costs	—	(8,540)	—	(8,540)
Other general and administrative expenses	9,761	37,670	(1,712)	45,719
Total segment expenses	$73,320	$143,106	$(132,964)	$83,462
Segment Adjusted EBITDA	$4,374	$60,976	$(14,837)	$50,513
Reconciliation of Segment Adjusted EBITDA:
Interest expense				(8,436)
Income tax expense				(9,661)
Depreciation				(13)
Software amortization				(4,000)
Litigation and settlement(2)				5,657
Sponsorship fees(3)				(2,625)
Other non-recurring costs(4)				(6,422)
Net income				$25,013

*Other income consists of net investment income and realized gain / (loss) on investments.
(1)Loss adjustment expenses on Services segment represent costs incurred adjusting claims of OIC and OSI.
(2)Represents costs associated with the legal fees and a $6,250 settlement loss contingency, incurred in 2025, offset by a $6,000 settlement recovery, incurred in 2026, resulting from the termination of our underwriting relationship with a previous unrelated fronting carrier and transferring the policies to OIC and OSI.
(3)Sponsorship fees are associated with our Formula 1 sponsorship agreement.
(4)Other non-recurring costs consist of non-recurring consulting and audit expenses for public company transition and loss on debt extinguishment.

Nine Months Ended September 30, 2025	Underwriting	Services	Elimination	Consolidated
Revenues:
Gross premiums written	$324,754	$—	$—	$324,754
Change in gross unearned premiums	(87,970)	—	—	(87,970)
Gross premiums earned	236,784	—	—	236,784
Ceded premiums earned	(187,714)	—	—	(187,714)
Net premiums earned	49,070	—	—	49,070
Policy fee income	—	24,737	—	24,737
Commission income	—	86,685	(81,667)	5,018
Service fee income	—	3,436	(3,436)	—
Other income*	5,111	602	—	5,713
Total segment revenues	$54,181	$115,460	$(85,103)	$84,538
Expenses:
Losses and loss adjustment expenses, net	38,211	—	(3,436)	34,775
Policy acquisition expenses	21,811	43,159	(73,526)	(8,556)
Salaries and software development costs	—	21,584	—	21,584
Capitalization of salaries and software development costs	—	(5,284)	—	(5,284)
Other general and administrative expenses	5,420	17,934	(502)	22,852
Total segment expenses	$65,442	$77,393	$(77,464)	$65,371
Segment Adjusted EBITDA	$(11,261)	$38,067	$(7,639)	$19,167
Reconciliation of Segment Adjusted EBITDA:
Interest expense				(5,067)
Income tax expense				(2,092)
Depreciation				(5)
Software amortization				(2,681)
Litigation and settlement(1)				(879)
Sponsorship fees(2)				(2,625)
Other non-recurring costs (3)				(195)
Net income				$5,623

*Other income consists of net investment income and realized gain / (loss) on investments.
(1)Represents costs associated with the legal fees and a $6,250 settlement loss contingency, incurred in 2025, offset by a $6,000 settlement recovery, incurred in 2026, resulting from the termination of our underwriting relationship with a previous unrelated fronting carrier and transferring the policies to OIC and OSI.
(2)Sponsorship fees are associated with our Formula 1 sponsorship agreement.
(3)Other non-recurring costs consist of non-recurring consulting and audit expenses for discontinued capital raises, actuarial consulting fees incurred for the establishment of the carrier business, and one-time costs for the Dallas and Melbourne office spaces.

The Company does not have revenue from transactions with a single customer amounting to 10% or more of its revenues. The Company does not report balance sheet information by segment since it is not reviewed by its CODM.

4. Variable Interest Entity
As part of the annual catastrophe excess of loss reinsurance placements which incepted on June 1, 2026 and 2025, OIC and OSI ("insurance subsidiaries") entered into a reinsurance agreement with SAA (also referred to as the "captive"). The captive is a segregated account operated by Wyndham Insurance Company Ltd. (“Wyndham”), a Bermuda Licensed Segregated Accounts Company that sponsors the captive. SAA is controlled by the Company and provides a layer of catastrophe reinsurance. See Note 9—“Reinsurance” for details.

The Company has determined that SAA is a variable interest entity and consolidates SAA because the Company has the power to direct the activities that most significantly affect SAA's economic performance and has the obligation to absorb losses and the right to receive benefits that could potentially be significant.
The following table presents, on a consolidated basis, the balance sheet classification and exposure of restricted cash and invested assets held in the segregated account, which are used to settle reinsurance obligations of SAA as of the dates presented. Cash and cash equivalents, restricted cash, and invested assets held in the segregated account are required to be held in a trust account solely for the benefit of the Company and can be used to settle activity under the reinsurance agreement. Any cash and cash equivalents, restricted cash or invested assets held in the segregated account not actively being used to settle activity under the reinsurance agreement can only be paid to the Company by dividend based upon underwriting results of the segregated account or by expiration or termination of the reinsurance agreement.

September 30, 2026	SAA	Other entities	Consolidated
Cash and cash equivalents	$20	$165,653	$165,673
Restricted cash	$7,373	$342	$7,715

December 31, 2025	SAA	Other entities	Consolidated
Cash and cash equivalents	$—	$47,853	$47,853
Restricted cash	$7,961	$338	$8,299

5. Investments
Held-to-Maturity Securities
The following table presents amortized cost and estimated fair value of held-to-maturity securities:

	September 30, 2026
	Amortized Cost	Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury and U.S. government agencies	$14,743	$—	$—	$(154)	$14,589
Industrial and miscellaneous	10,026	(6)	—	(53)	9,973
Asset-backed securities	1,494	(18)	8	—	1,502
Total held-to-maturity investments	$26,263	$(24)	$8	$(207)	$26,064

	December 31, 2025
	Amortized Cost	Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury and U.S. government agencies	$14,602	$—	$41	$(6)	$14,637
Industrial and miscellaneous	16,626	(8)	57	(1)	16,682
Asset-backed securities	1,494	(20)	10	—	1,504
Total held-to-maturity investments	$32,722	$(28)	$108	$(7)	$32,823

At September 30, 2026, 89 lots of held-to-maturity securities were in an unrealized loss position. The following table presents a summary of the aggregate estimated fair values of held-to-maturity securities with unrealized losses segregated by time period in an unrealized loss position:

	September 30, 2026
	Less than 12 months		12 months or greater		Total
	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses
U.S. Treasury and U.S. government agencies	$13,105	$(125)	$1,168	$(29)	$14,273	$(154)
Industrial and miscellaneous	7,740	(50)	547	(3)	8,287	(53)
Total	$20,845	$(175)	$1,715	$(32)	$22,560	$(207)

	December 31, 2025
	Less than 12 months		12 months or greater		Total
	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses
U.S. Treasury and U.S. government agencies	$992	$(6)	$—	$—	$992	$(6)
Industrial and miscellaneous	677	(1)	500	—	1,177	(1)
Total	$1,669	$(7)	$500	$—	$2,169	$(7)

The following table presents a summary of the amortized cost and estimated fair value of held-to-maturity securities at September 30, 2026, by contractual maturity:

	Amortized Cost	Estimated Fair Value
Years to maturity
Government and corporate securities:
Due in one year or less	$11,994	$11,955
Due after one year through five years	12,775	12,607
Other securities, which provide for periodic payments:
Asset-backed securities	1,494	1,502
Total	$26,263	$26,064

The expected maturities may differ from the contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.
Available-for-Sale Securities
The following table presents amortized cost and estimated fair value of available-for-sale securities:

	September 30, 2026
	Amortized Cost	Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury and U.S. government agencies	$36,678	$—	$—	$(516)	$36,162
Industrial and miscellaneous	23,143	(11)	—	(110)	23,022
Total available-for-sale investments	$59,821	$(11)	$—	$(626)	$59,184

	December 31, 2025
	Amortized Cost	Allowance for Credit Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury and U.S. government agencies	$19,766	$—	$34	$—	$19,800
Industrial and miscellaneous	14,051	—	25	—	14,076
Total available-for-sale investments	$33,817	$—	$59	$—	$33,876

At September 30, 2026, 53 lots of available-for-sale securities were in an unrealized loss position. The following table presents a summary of the aggregate estimated fair values of available-for-sale securities with unrealized losses segregated by time period in an unrealized loss position:

	September 30, 2026
	Less than 12 months		12 months or greater		Total
	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses	Estimated Fair Value	Unrealized losses
U.S. Treasury and U.S. government agencies	$36,162	$(516)	$—	$—	$36,162	$(516)
Industrial and miscellaneous	23,022	(110)	—	—	23,022	(110)
Total	$59,184	$(626)	$—	$—	$59,184	$(626)

The following table presents a summary of the amortized cost and estimated fair value of available-for-sale securities at September 30, 2026, by contractual maturity:

	Amortized Cost	Estimated Fair Value
Years to maturity
Government and corporate securities:
Due in one year or less	$23,142	$23,062
Due after one year through five years	36,679	36,122
Total	$59,821	$59,184

The expected maturities may differ from the contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.
The Company is required to maintain joint custodial accounts with the States of Indiana, North Carolina, and Florida to help secure the payment of claims pursuant to Indiana, North Carolina, and Florida statutes. The carrying value of deposits held on behalf of states totaled $2.9 million and $2.9 million as of September 30, 2026 and December 31, 2025, respectively.
The following table presents components of the Company's net investment income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fixed maturities, available-for-sale	$591	$119	$1,569	$138
Fixed maturities, held-to-maturity	282	349	929	1,079
Short-term investments, available-for-sale	164	393	623	811
Cash and cash equivalents	1,686	1,228	3,496	4,053
Gross investment income	2,723	2,089	6,617	6,081
Investment expenses	(58)	(45)	(170)	(127)
Net investment income	$2,665	$2,044	$6,447	$5,954

There were no sales of fixed maturities available-for-sale for the three and nine months ended September 30, 2026 and 2025.

There were no sales of short-term investments for the three and nine months ended September 30, 2026 and 2025.

6. Fair Value Measurements
The tables below present information about the Company’s financial assets measured at fair value on a recurring basis:

	September 30, 2026
	Total	Level 1	Level 2	Level 3
U.S. Treasury and U.S. government agencies	$36,162	$36,162	$—	$—
Industrial and miscellaneous	23,022	—	23,022	—
Short-term investments	20,147	1,746	18,401	—
Total	$79,331	$37,908	$41,423	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
U.S. Treasury and U.S. government agencies	$19,800	$19,800	$—	$—
Industrial and miscellaneous	14,076	—	14,076	—
Short-term investments	39,364	16,260	23,104	—
Interest Rate Swaps	(550)	—	(550)	—
Total	$72,690	$36,060	$36,630	$—

The Company classifies its available-for-sale U.S. Treasury bonds and government agencies within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. Available-for-sale industrial and miscellaneous securities, asset-backed securities, and interest rate swaps categorized as Level 2 were valued using a market approach. Valuations were based upon quoted prices for similar assets in active markets, quoted prices for identical or similar assets in inactive markets, or valuations based on models where the significant inputs are observable (e.g., interest rates, yield curves, prepayment speeds, default rates, loss severities) or can be corroborated by observable market data. Available-for-sale short-term investments are classified across Level 1 and Level 2.
The interest rate swaps were classified as Level 2 within the fair value hierarchy. The significant inputs used to determine the fair value of the interest rate swaps, such as the Secured Overnight Financing Rate (“SOFR”) forward curve, are considered observable market inputs.
The following tables summarize the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value as of the date presented:
Held-to-maturity securities

	September 30, 2026
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
U.S. Treasury and U.S. government agencies	$14,743	$14,589	$14,589	$—	$—
Industrial and miscellaneous	10,020	9,973	—	9,973	—
Asset-backed securities	1,476	1,502	—	1,502	—
Total	$26,239	$26,064	$14,589	$11,475	$—

	December 31, 2025
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
U.S. Treasury and U.S. government agencies	$14,602	$14,637	$14,637	$—	$—
Industrial and miscellaneous	16,618	16,682	—	16,682	—
Asset-backed securities	1,474	1,504	—	1,504	—
Total	$32,694	$32,823	$14,637	$18,186	$—

Held-to-maturity investments are classified across Level 1 and Level 2 for estimates of fair value. Held-to-maturity industrial and miscellaneous securities and asset-backed securities categorized as Level 2 were valued using a market approach. Valuations were based upon quoted prices for similar assets in active markets, quoted prices for identical or similar assets in inactive markets, or valuations based on models where the significant inputs are observable (e.g., interest rates, yield curves, prepayment speeds, default rates, loss severities) or can be corroborated by observable market data.
Long-term debt
The Company estimates the fair value of its long-term debt utilizing the discounted cash flow method. The term loan was valued using the Company's discount rate and classified as Level 3. The interest rates on borrowings under the revolving credit facility are typically tied to short-term interest rates and classified as Level 2. See Note 10—“Long-term Debt” for further details.

	September 30, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Term loan	$—	$—	$63,000	$64,710
New Revolver	$57,143	$57,143	$—	$—

7. Deferred Policy Acquisition Costs, Net of Ceding Commissions
The following tables present the activity in deferred policy acquisition costs, net of ceding commissions (“DPAC”):

	Nine Months Ended September 30, 2026
	DPAC, excluding unearned ceding commission	Unearned ceding commission	Total
DPAC, beginning of period	$28,546	$(37,716)	$(9,170)
Policy acquisition costs deferred during period:
Producer commissions	72,806	—	72,806
Premium taxes	2,532	—	2,532
Brokerage commission	850	—	850
Ceding commissions	—	(120,226)	(120,226)
Total policy acquisition costs	76,188	(120,226)	(44,038)
Amortization	(60,410)	86,282	25,872
DPAC, end of period	$44,324	$(71,660)	$(27,336)

	Nine Months Ended September 30, 2025
	DPAC, excluding unearned ceding commission	Unearned ceding commission	Total
DPAC, beginning of period	$13,723	$(17,197)	$(3,474)
Policy acquisition costs deferred during period:
Producer commissions	42,848	—	42,848
Premium taxes	3,062	—	3,062
Ceding commissions	—	(57,998)	(57,998)
Total policy acquisition costs	45,910	(57,998)	(12,088)
Amortization	(33,220)	40,208	6,988
DPAC, end of period	$26,413	$(34,987)	$(8,574)

The following table presents the components of policy acquisition costs:

	Nine Months Ended September 30
	2026	2025
Amortization of DPAC, excluding unearned ceding commission	$60,410	$33,220
Amortization of unearned ceding commission	(86,282)	(40,208)
Agent incentives	3,742	307
Reinsurance brokerage	(505)	—
Profit commissions, net	(4,197)	(1,875)
Policy acquisition expenses	$(26,832)	$(8,556)

8. Liability For Unpaid Losses and Loss Adjustment Expenses
The liability for unpaid losses and LAE includes an amount determined from loss reports and individual cases and an amount, based on past experience, for losses incurred but not yet reported.
The following table presents a reconciliation of changes in the liability for unpaid losses and LAE:

	Nine Months Ended September 30,
	2026	2025
Unpaid Loss and LAE at beginning of period	$23,352	$16,344
Less: Reinsurance recoverables on unpaid losses and LAE	15,187	7,265
Net unpaid loss and LAE at beginning of period	8,165	9,079
Add: Losses and LAE, net of reinsurance, incurred related to:
Current year	33,000	34,615
Prior years	3,769	160
Total net losses and LAE incurred	36,769	34,775
Less: Losses and LAE paid, net of reinsurance, related to:
Current year	20,107	26,209
Prior years	8,584	8,225
Total net paid losses and LAE	28,691	34,434
Unpaid loss and LAE, net of reinsurance, at end of period	16,243	9,420
Add: Reinsurance recoverables on unpaid losses and LAE	41,273	12,030
Unpaid loss and LAE at end of period	$57,516	$21,450

Prior period development includes changes in estimated losses and LAE for all events occurring in prior periods. Net loss and LAE incurred for the nine months ended September 30, 2026 reflected unfavorable development of $3.8 million, primarily due to higher than expected late reported wind and hail claims. Net loss and LAE incurred for the nine months ended September 30, 2025 reflected unfavorable development of $0.2 million, primarily driven by higher than expected late reported wind and hail claims and increased severity of water damage claims.

9. Reinsurance
In order to limit the Company’s potential exposure to individual risks and catastrophic events, the Company purchases reinsurance from third-party reinsurers through various types of ceding arrangements including catastrophe excess of loss and quota share treaties. The Company purchases reinsurance from various authorized and domestic reinsurers. All reinsurers with an unsecured recoverable have an A.M. Best Company, Inc. rating of “A-” or better or were fully collateralized.
The Company remains contingently liable in the event the reinsuring companies do not meet their obligations under these reinsurance contracts. Given the quality of the reinsuring companies, management believes this possibility to be remote. See Note 8—“Liability For Unpaid Losses and Loss Adjustment Expenses” for recoveries due from reinsurers relating to paid and unpaid losses and LAE under these treaties.
The Company entered into various treaties covering the period June 1, 2026 through May 31, 2027 (“2026 Treaty Year”), and the following is a summary of the 2026 Treaty Year reinsurance program:
Catastrophe Excess of Loss Reinsurance
The 2026 Treaty Year reinsurance program provides first event coverage on ultimate net losses up to $1,150.0 million in excess of $40.0 million. SAA reinsurance supplements our 2026 Treaty Year reinsurance program, which when combined with our quota share reinsurance, results in a first event ultimate net loss retention of $1.0 million for OIC and OSI.
Reinstatement Premium Protection
The Company enters into reinstatement premium protection treaties each year including the 2026 Treaty Year. Reinstatement premiums are either prepaid or paid in the period we elect to reinstate coverage after an event. The 2026 Treaty Year reinstatement premium provides second event coverage on ultimate net losses up to $540.0 million in excess of $40.0 million.
Net Quota Share Reinsurance
The 2026 Treaty Year reinsurance program includes various quota share agreements providing proportional reinsurance. The treaties include per-occurrence and aggregate loss limitations, loss retention corridors, and also provide for ceding commissions and excess of loss reinsurance allowance. The Company’s agreements generally provide coverage for 85.0% of all losses across all reinsurers with a gross occurrence limit of $40.0 million for catastrophe losses.

Effect of Reinsurance
The following table presents the effects of reinsurance on premiums written and earned:

	Three Months Ended September 30,
	2026		2025
	Written	Earned	Written	Earned
Direct premiums	$203,815	$159,931	$127,181	$91,822
Ceded premiums	(136,476)	(129,996)	(66,621)	(72,174)
Net premiums	$67,339	$29,935	$60,560	$19,648

	Nine Months Ended September 30,
	2026		2025
	Written	Earned	Written	Earned
Direct premiums	$558,199	$412,976	$324,754	$236,784
Ceded premiums	(551,431)	(340,770)	(312,192)	(187,714)
Net premiums	$6,768	$72,206	$12,562	$49,070

The following table presents the impact of reinsurance arrangements on certain items within the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Ceded premiums earned	$(129,996)	$(72,174)	$(340,770)	$(187,714)
Ceded losses and loss adjustment expenses incurred	$39,714	$15,755	$107,299	$41,610
Ceded policy acquisition expenses	$35,461	$17,591	$86,282	$40,208

10. Long-term Debt
The following table presents the components of long-term debt:

	September 30, 2026	December 31, 2025
Term loan	$—	$63,000
Delayed draw term loan ($5,000 capacity)	—	—
Revolving credit facility ($20,000 capacity)	—	—
New Term Loan	—	—
New Revolver ($100,000 capacity)	57,143	—
Total principal	57,143	63,000
Unamortized issuance costs	(1,181)	(2,045)
Debt, net of unamortized issuance costs	$55,962	$60,955

2024 Credit Facility
The Company's long-term debt consisted of borrowings under its credit agreement dated December 26, 2024, which provides for a term loan, a revolving credit facility, and a delayed draw term loan maturing in December 2029 (collectively, the “2024 Credit Facility”). The cost of issuance has been capitalized and is being amortized over the lifetime of the term of the loan. The credit agreement requires OIG to repay interest at a rate of SOFR plus a base rate, and $1.8 million in principal per quarter. The shares of the Company’s subsidiaries excluding OIC and OSI were pledged to the issuer of the loan.

New Credit Facility
On May 14, 2026, the Company entered into a credit agreement establishing a $200.0 million term loan (“New Term Loan”) and a $100.0 million revolver (“New Revolver”) (collectively, the “New Credit Facility”), both maturing May 14, 2031. The New Credit Facility replaced the existing term loan, revolving credit facility and delayed draw term loan from the credit agreement dated December 26, 2024. The Company recognized a $1.9 million loss on debt extinguishment and legal fees from the termination of the 2024 Credit Facility, presented within Other expenses on the Condensed Consolidated Statement of Operations. The new credit agreement requires OIG repay interest at a rate of SOFR plus an applicable margin. The shares of OIS, CITON and OTX were pledged to the issuer of the New Credit Facility.
On September 29, 2026, the Company fully extinguished the New Term Loan using a portion of the net proceeds received from the IPO. In connection with this payoff, the Company paid $200.0 million to the lenders and recognized a $2.5 million loss on debt extinguishment. The loss on debt extinguishment consists of unamortized debt issuance costs and was recognized within Other expenses on the Condensed Consolidated Statements of Operations during the three months ended September 30, 2026.
The Company used the remaining net proceeds received from the IPO, after extinguishing the New Term Loan, and repaid $24.4 million of the outstanding borrowings under its New Revolver.
Interest Rate Swap
During 2023 and 2025, the Company entered into two interest rate swap agreements with a total notional amount of $39.0 million. The Company has paid a fixed amount to receive a floating interest rate tied to 1‑month CME Term SOFR. One interest rate swap agreement matured on March 15, 2026 and the other was to mature on December 26, 2029. The interest rate swap agreements were not designated as cash flow hedges and, as a result, changes in the fair value of the interest rate swaps were reported in Interest expense within the Company’s Condensed Consolidated Statements of Operations. The changes in interest rate swaps are non-cash adjustments reported within Unrealized (gain) loss on interest rate swaps within the Condensed Consolidated Statements of Cash Flows. As a part of the termination of the 2024 Credit Facility, the Company terminated the existing interest rate swap.
The following table presents future maturities of long-term debt as of September 30, 2026:

Long-term debt
2026 (remainder)	$—
2027	—
2028	—
2029	—
2030	—
Thereafter	57,143
Total	$57,143

11. Shareholders’ Equity
On May 14, 2026, the Company entered into a share repurchase agreement with Acrisure - SI Vehicles, LLC, the existing holder of preferred stock to redeem all of the issued and outstanding preferred shares for the original issue price plus accrued dividends.
On May 14, 2026, the Company declared and paid a $151.0 million dividend to its common shareholders which was financed by the remaining proceeds from the New Credit Facility.
On September 3, 2026, the Company declared and paid a $55.0 million dividend to its common shareholders.

On September 4, 2026, the Company filed a Certificate of Amendment to its Certificate of Incorporation to, among other things, effect a 5-for-2 reverse stock split of the issued and outstanding shares of common stock. As a result of the reverse stock split, every 5 shares of common stock issued and outstanding were automatically combined into 2 shares of common stock. Fractional shares resulting from the split were rounded to the nearest whole share. All share and per-share amounts in the condensed consolidated financial statements have been retroactively restated to give effect to the reverse stock split for all periods presented. The Certificate of Amendment adjusted the authorized capital stock to consist of 400,000,000 shares of Class A Common stock (“Class A Common Stock”), 100,000,000 shares of Class B Common stock (“Class B Common Stock”) and 50,000,000 shares of Preferred Stock, respectively. Par value of each class of capital stock was set to $0.001 per share.
Initial Public Offering
On September 21, 2026, the Company closed its initial public offering (the “IPO”) with the sale of 20,000,000 shares of Class A Common Stock at a price to the public of $12.00 per share. After underwriter discounts, commissions and offering expenses, net proceeds to the Company from the IPO were $219.3 million.
In connection with and preceding the IPO, the Company approved an exchange agreement (the “Exchange Agreement”) which established the holder of each share of Class A Common Stock is entitled to one vote, while the holder of each share of Class B Common Stock is entitled to ten votes. Under the Exchange Agreement, all common stock held by the Chief Executive Officer was converted to 59,935,260 shares of Class B Common Stock. All other holders of common stock were converted to 19,122,933 of Class A Common Stock.
Deferred offering costs, which consisted of direct incremental accounting, consulting, exchange, filing, listing, and other fees related to the sale of the Company’s Class A Common Stock in the IPO, were initially capitalized within Other assets on the Condensed Consolidated Balance Sheets. Upon completion of the IPO, the Company incurred $5.1 million of deferred offering costs, which were recorded as a reduction of Additional paid-in capital on the Condensed Consolidated Balance Sheets.
See Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the change in number of common stock.

12. Share-Based Compensation
Equity Incentive Plan
During August 2024, the board of directors approved an Equity Incentive Plan of OIG, wherein certain employees could be awarded non-qualified stock options allowing the recipient to purchase common stock at the stated exercise price. All of the awards issued during 2024 vest between 12 and 36 months from the date of issue.
In connection with the IPO, the Company adopted the 2026 Equity Incentive Plan, which serves as successor to the previous plan. Under the 2026 Equity Incentive Plan and in connection with the IPO, the Company granted 357,000 restricted stock units (“RSU”) to employees.
Non-Qualified Stock Options
The awards were valued using assumptions related to the Company’s estimated fair value, volatility, expected term and risk-free interest rates. The options issued are as follows:

	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	999,898	$2.88	2.3	$5,074
Exercised	(208,674)	$2.88		$1,059
Forfeited	(43,474)	$2.88
Outstanding as of September 30, 2026	747,750	$2.88	1.8	$5,059
Exercisable as of September 30, 2026	60,864	$2.88	0.9	$412

Share-based compensation expenses related to the options are recognized pro rata over the vesting period, and are recognized in the “General and administrative expenses” in the Company’s Condensed Consolidated Statements of Operations. During the three months ended September 30, 2026 and 2025, compensation expense related to the options was $0.2 million and $0.2 million, respectively. During the nine months ended September 30, 2026 and 2025, compensation expense related to the options was $0.4 million and $0.5 million, respectively. Unrecognized compensation expense related to the options was $0.6 million as of September 30, 2026, which is expected to be recognized over a weighted-average period of 0.91 years.
Restricted Stock Units
During the nine months ended September 30, 2026 and in connection with the IPO, the Company granted RSUs that cliff vest at the end of a 3 year service period. Certain of these awards were promised to grantees prior to the IPO and were valued using a weighted average between an income approach and market approach. Under the income approach, enterprise value was estimated using a discounted cash flow method based on forecasted unlevered free cash flows. Under the market approach, enterprise value was estimated using a guideline public company method based on revenue multiples from public filers. A discount for lack of marketability was applied using an option pricing model. The awards granted concurrent with the IPO were valued at the IPO price. The following table presents a summary of the changes in RSUs:

	Number of Units	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2025	—	$—
Granted	1,443,340	$8.95
Vested	(94,340)	$7.95
Unvested as of September 30, 2026	1,349,000	$9.02

Share-based compensation expenses related to RSUs, which were recognized in the “General and administrative expenses” in the Company’s Condensed Consolidated Statements of Operations, were $1.1 million and $1.8 million for the three and nine months ended September 30, 2026, respectively. Unrecognized compensation expense related to the RSUs was $11.1 million as of September 30, 2026, which is expected to be recognized over a weighted-average period of 2.68 years.

13. Earnings Per Share
The holders of the Company’s Class A Common Stock and Class B Common Stock have identical liquidation and dividend rights but different voting rights. Accordingly, the earnings per share for Class A Common Stock and Class B Common Stock are presented together.
Basic earnings per share is computed by dividing net income available to shareholders by the weighted-average number of shares outstanding during the period.

The following table presents a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations in thousands, except for share and per share amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$11,466	$8,665	$25,013	$5,623
Less: Dividends on preferred stock	—	188	279	450
Net income available to common shareholders	$11,466	$8,477	$24,734	$5,173
Weighted average number of common shares outstanding – basic	81,717,917	78,792,040	79,778,050	78,792,040
Incremental dilutive shares for share-based compensation awards	659,204	—	531,406	—
Weighted average number of common shares outstanding - diluted	82,377,121	78,792,040	80,309,456	78,792,040
Basic earnings per common share	$0.14	$0.11	$0.31	$0.07
Diluted earnings per common share	$0.14	$0.11	$0.31	$0.07

14. Income Taxes
The Company uses the estimated annual effective tax rate method for calculating the tax provision during interim periods which reflects the best estimate of the effective tax rate expected for the full year. Discrete items are recognized in the period in which they occur. The difference between the Company’s effective tax rate and the U.S. federal statutory rate of 21% was primarily the result of state taxes and permanent differences for disallowed stock-based compensation pursuant to Internal Revenue Code Section 162(m).

15. Commitments and Contingencies
Litigation
Lawsuits and other legal proceedings are filed against the Company from time to time. Many of these legal proceedings involve claims under insurance policies that the Company underwrites. The Company is also involved in various other legal proceedings and litigation unrelated to claims under the Company’s contracts, which arise in the ordinary course of business. The Company accrues amounts resulting from claim-related legal proceedings in unpaid losses and loss adjustment expenses during the period it determines an unfavorable outcome becomes probable and amounts can be estimated.
As previously disclosed in the audited consolidated financial statements of the Company for the year ended December 31, 2025 included in the Prospectus, the Company was named as a defendant in a lawsuit with an unrelated fronting carrier for a breach of contract and agreed to a $6.3 million settlement (the “Settlement”) with a previous unrelated fronting partner.
In June 2026, the Company's insurer acknowledged a $6.0 million Settlement recovery. Since the contingency was resolved and collectability was assured, the Company recognized an insurance recovery receivable of $6.0 million within Other assets and a gain contingency within General and administrative expenses on the Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Operations, respectively. The Company collected the Settlement recovery during the third quarter of 2026.

16. Leases
The following table presents the operating lease cost which was included in the General and administrative expenses on the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$454	$393	$1,342	$767

The following table presents supplemental balance sheet information about the Company’s leases:

	September 30, 2026	December 31, 2025
Operating leases:
Right-of-use assets	$9,225	$4,441
Lease liability	$10,309	$4,808
Weighted-average remaining lease term:
Operating leases	6.39 years	7.47 years
Weighted-average discount rate:
Operating leases	7.75%	8.05%

The following table presents supplemental cash flow information related to leases:

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$982	$493
Non-cash activity:
ROU assets obtained in exchange for operating lease liabilities	$5,610	$666

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our interim unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes in our prospectus filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b)(4) (the “Prospectus”) under the Securities Act of 1933, as amended (the “Securities Act”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the forward-looking statements included herein. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the sections entitled “Forward-Looking Statements” and “Risk Factors” and other sections in this Quarterly Report on Form 10-Q. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Overview
Orion180 Insurance Group Inc. (the “Company”) is a founder-led technology-focused, high-growth, high-margin specialty insurance group delivering innovative insurance solutions with a growing footprint across the United States. Our diverse product offerings across E&S and admitted homeowners’ insurance, private flood insurance, and a range of ancillary products are distributed through a network of active independent agents. Our group is comprised of (i) our Services Companies, that provide MGA, claims management and other various insurance services, and (ii) our In-House Fronting Carriers that issue the insurance policies we sell while reinsuring the majority of the insurance risk to our panel of high quality reinsurance partners.
Initial Public Offering (“IPO”)
On September 21, 2026, we closed on our IPO. For additional information regarding our net proceeds, equity impact, use of proceeds, and equity award plans, refer to Note 10—“Long-term Debt”, Note 11—“Shareholders' Equity”, and Note 12—“Share-Based Compensation” to our interim unaudited condensed consolidated financial statements.
Financial Highlights
Percentage points (pp) - are used to denote period over period changes in percentage points.
NM - indicates a change is not meaningful.
Comparison of the three months ended September 30, 2026 and 2025
The following tables present a summary of key financial measures from our interim unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, which are prepared in accordance with GAAP, as well as non-GAAP financial measures and certain measures specific to our reportable segments discussed herein:

	Three Months Ended September 30,
($ in thousands)	2026	2025	Change
GAAP Financial Measures
Gross premiums written	$203,815	$127,181	$76,634	60.3%
Net income	$11,466	$8,665	$2,801	32.3%
Non-GAAP Financial Measures
Consolidated adjusted EBITDA (1)	$25,129	$15,267	$9,862	64.6%
Segment Performance Measures
Services Segment
Commission and fees (2)	$75,065	$45,673	$29,392	64.4%
Services adjusted EBITDA (3)	$18,585	$15,977	$2,608	16.3%
Underwriting Segment
Net premiums earned	$29,935	$19,648	$10,287	52.4%
Gross loss ratio	32.8%	27.3%	—	5.5 pp

(1)Consolidated adjusted EBITDA is a non-GAAP financial measure. Please see the section titled “—Non-GAAP financial measures” below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP measure.
(2)Commission and fees revenue is a non-GAAP financial measure and services segment metric. It represents total services segment revenue, less other services segment income. Please see the section titled “—Segment results—Services segment” for a description of the segment and the key performance measures that management uses.
(3)Services Adjusted EBITDA for the Services segment is a key performance measure that management uses to measure segment profitability. Please see the section titled “—Segment results—Services segment” for a description of the segment and a reconciliation to consolidated net income.
For the three months ended September 30, 2026, we reported net income of $11.5 million, representing a $2.8 million increase compared to the three months ended September 30, 2025, and consolidated adjusted EBITDA of $25.1 million, representing a $9.9 million, or 64.6% increase compared to the three months ended September 30, 2025.
The year-over-year increase in net income and consolidated adjusted EBITDA reflects strong top-line momentum and improved operating performance across both our Services and Underwriting segments. Gross premiums written increased by $76.6 million, or 60.3%, to $203.8 million for the three months ended September 30, 2026, driving growth in commission and fee revenue in our Services segment and net premiums earned in our Underwriting segment. This broad-based growth, together with improved operating leverage, contributed to a significant increase in profitability for the three months ended September 30, 2026.

Comparison of the nine months ended September 30, 2026 and 2025

	Nine Months Ended September 30,
($ in thousands)	2026	2025	Change
GAAP Financial Measures
Gross premiums written	$558,199	$324,754	$233,445	71.9%
Net income	$25,013	$5,623	$19,390	344.8%
Non-GAAP Financial Measures
Consolidated adjusted EBITDA (1)	$50,513	$19,167	$31,346	163.5%
Segment Performance Measures
Services Segment
Commission and fees (2)	$203,114	$114,858	$88,256	76.8%
Services adjusted EBITDA (3)	$60,976	$38,067	$22,909	60.2%
Underwriting Segment
Net premiums earned	$72,206	$49,070	$23,136	47.1%
Gross loss ratio	36.2%	33.7%	—	2.5 pp

(1)Consolidated adjusted EBITDA is a non-GAAP financial measure. Please see the section titled “—Non-GAAP financial measures” below for a description of this non-GAAP financial measure and a reconciliation to the most comparable GAAP measure.
(2)Commission and fees revenue is a non-GAAP financial measure and services segment metric. It represents total services segment revenue, less other services segment income. Please see the section titled “—Segment results—Services segment” for a description of the segment and the key performance measures that management uses.
(3)Services Adjusted EBITDA for the Services segment is a key performance measure that management uses to measure segment profitability. Please see the section titled “—Segment results—Services segment” for a description of the segment and a reconciliation to consolidated net income.
For the nine months ended September 30, 2026, we reported net income of $25.0 million, representing a $19.4 million increase compared to the nine months ended September 30, 2025, and consolidated adjusted EBITDA of $50.5 million, representing a $31.3 million, or 163.5% increase compared to the nine months ended September 30, 2025.
The year-over-year increase in net income and consolidated adjusted EBITDA reflects strong top-line momentum and improved operating performance across both our Services and Underwriting segments. Gross premiums written increased by $233.4 million, or 71.9%, to $558.2 million for the nine months ended September 30, 2026, driving growth in commission and fee revenue in our Services segment and net premiums earned in our Underwriting segment. This broad-based growth, together with improved operating leverage, contributed to a significant increase in profitability for the nine months ended September 30, 2026.
Key Factors and Trends Affecting Our Results of Operations
We believe that our operating performance and results of operations depend on a number of factors that present significant opportunities for us and may pose risks and challenges, including those discussed below and in the section titled “Risk Factors.”
Underwriting and pricing adequacy, including catastrophe exposure management
Our ability to profitably grow depends on disciplined underwriting and pricing in homeowners and flood, including our ability to appropriately select risks, forecast claims frequency and severity, and respond rapidly to emerging trends. Our MY180 platform is built to evaluate thousands of data points (including aerial imagery and AI-enabled self-inspections) and to support near real-time adjustments to rates and policy forms as loss experience and exposure concentrations evolve. However, adverse selection (which can occur if agencies choose to place lower quality risks as a result of our E&S solutions or if our solutions are unintentionally competitive on lower quality risks), uncertainties and limitations that inherently characterize estimates and assumptions that underpin reinsurance models used in the insurance industry, unforeseen loss trends, and severe catastrophe events (including increasing frequency and severity of natural disasters) could cause claims experience to differ materially from our expectations and could adversely affect our results of operations. See “Risk factors—Risks Related to our Business and Industry—Our success depends on our ability to accurately price the risks we underwrite.”
Availability and cost of third-party capacity and reinsurance
Our business model depends on reliable access to third-party capacity and reinsurance to support growth while managing retained catastrophe exposure. While our structure is designed to align incentives with reinsurers and limit retained risk (with our In-House Fronting Carriers seeking to retain between 15% and 30% of the insurance risk managed by our MGA), changes in reinsurance pricing, terms, availability, or counterparty appetite could increase our cost of capital, constrain growth, or require changes to pricing and underwriting strategy. In addition, even where market data suggests increasing reinsurance capital and lower rate-on-line indices, there can be no assurance such conditions will persist, particularly following significant catastrophe losses. We mitigate this risk by using a diversified panel of reinsurers and by continually demonstrating our ability to produce profitable underwriting results. We have expanded our panel of reinsurance partners from 27 in 2024 to approximately 50 in our most recent treaty year proposal. See “Risk factors—Risks Related to our Business and Industry—Because the revenue we earn on the sale of certain insurance products is based on premiums and commission rates set by our reinsurance partners, any reductions, volatility, or adverse trends in these premiums or commission rates could adversely impact our revenue and profitability.”
Scaling our distribution network and maintaining productive agency relationships
Our ability to grow managed premiums written depends on recruiting, onboarding, and retaining high-performing independent agencies, as well as increasing productivity over time across agency “vintages.” We believe our technology-enabled quoting and binding experience, API integrations, compensation structures, and training programs (including Orion180 University) support agent adoption and retention, and we monitor performance using granular, real-time analytics. Nonetheless, shifts in agent preferences, competitive dynamics, suboptimal agency selection, concentration within certain partners, or execution challenges in onboarding and training could reduce new business volumes, increase policy churn, and negatively impact loss experience and expense efficiency. See “Risk factors—Risks Related to our Business and Industry—Our distribution model depends on third-party active independent agents, and any failure by those agents to consistently promote our products or the loss of any key agent or broker relationships could adversely affect our business.”
Successful geographic and product expansion
We believe our “land and expand” strategy, including tailored underwriting, pricing, and product design by geography, will continue to be an important driver of growth. For example, in Texas we launched our FLEX product and made multiple pricing and form enhancements informed by real-time portfolio performance and loss experience, while rapidly expanding agency relationships in the state. However, expansion into new states and products (including private flood) presents execution risk, including the risk of mispricing local perils, unexpected regulatory or market constraints, slower-than-expected agency activation, and higher-than-expected losses, which could adversely affect our growth and profitability.
Technology platform performance, data integrity, and continued innovation
Our results depend in part on the continued effectiveness, reliability, and evolution of our proprietary, integrated, end-to-end MY180 platform, which underpins agent onboarding, automated underwriting, policy administration, claims handling, and business intelligence. We believe this platform enables operational efficiency and rapid decision-making, but failures or limitations in data sources, analytics, model performance, system availability, or our ability to continuously adopt new data and techniques could impair underwriting results, disrupt operations, or reduce the value proposition to agents, policyholders, and capacity partners. See “Risk factors—Risks Related to our Business and Industry—If we are unable to apply technology effectively in driving value for our clients through technology-based solutions or gain internal efficiencies and effective internal controls through the application of technology and related tools, our operating results, client relationships, growth, and compliance programs could be adversely affected.”
Macroeconomic environment
Macroeconomic conditions, particularly those affecting housing activity, mortgage markets, inflation, and consumer affordability, can influence demand for our products and services. Higher interest rates, tighter credit conditions, inflationary pressure, tariffs, or a broader economic slowdown may reduce home purchases and construction activity, which could moderate new policy production. At the same time, lower housing turnover may reduce mid-term cancellations and support renewal activity as homeowners remain in their current residences longer. We also monitor changes in property values and reconstruction costs, as increases in insured values may contribute to higher premiums at renewal and benefit both underwriting results and commission- or fee-based revenues. An overall decline in the housing market or general economic conditions could have a material adverse effect on our business, financial condition, and results of operations. See “Risk factors—Risks Related to the Market and Economic Conditions.”
Additionally, the reinsurance market is transitioning from a harder market cycle to a softer market cycle, which could decrease our cost of reinsurance, increase the amount of reinsurance we are able to purchase or improve the terms of coverage we are offered. Conversely, a hard market cycle may increase our cost of reinsurance, force us to increase our loss retention, limit the amount of reinsurance we are able to purchase, or lead us to agree to terms that are less favorable, all of which would have an adverse impact on our business and results of operations. The extent and duration of such softer market conditions are unknown and could be reversed due to financial market events or catastrophe losses. See “Risk factors—Risks Related to our Business and Industry—We may be unable to continue purchasing third-party reinsurance in amounts we desire on commercially acceptable terms or on terms that adequately protect us, and this inability may adversely affect our business, financial condition, and results of operations.”

Key Performance Indicators
We prepare and analyze operating and financial data to assess the performance of our business and allocate our resources. The key operating performance indicators are as follows:
Managed premiums in-force represent the total annualized gross premiums written across the group and premiums placed with third-party carriers at a point in time.
Managed premiums written represent total gross premiums written across the group, including premiums written on our In-House Fronting Carriers since 2022 (direct and assumed) and premiums placed with third-party carriers.
New business premiums written represent the premiums written on newly originated insurance policies with an effective date in the period presented, issued to new customers and/or existing customers purchasing additional coverage not previously in-force. This is net of cancellations and rescissions.
Policy retention rate is a key performance indicator defined as the percentage of our policyholders who receive renewal offers that accept the renewal term offered. We monitor the acceptance of renewal offers as an early indicator of price elasticity.

Key performance indicators
Comparison of the three months ended September 30, 2026 and 2025
The following tables present a summary of our premium and policy retention rates:

	Three Months Ended September 30,
($ in thousands)	2026	2025	$ Change	% Change
Managed premiums in-force (period-end)	$678,220	$393,519	$284,701	72.3%
Managed premiums written	$203,858	$127,204	$76,654	60.3%
New business premiums written	$102,397	$63,399	$38,998	61.5%
Policy retention rate	87.6%	89.6%	—	(2.0) pp

Managed premiums in-force totaled approximately $678.2 million as of September 30, 2026, compared to $393.5 million as of September 30, 2025, which represented an increase of approximately $284.7 million, or 72.3%. The increase in managed premiums in-force was primarily driven by higher in-force policy counts resulting from new business growth partially offset by selective policy retention focused on retaining desirable risks.
Managed premiums written totaled approximately $203.9 million for the three months ended September 30, 2026, compared to $127.2 million for the three months ended September 30, 2025, which represented an increase of approximately $76.7 million or 60.3%. The increase in managed premiums written was primarily driven by higher in-force policy counts resulting from new business growth partially offset by selective policy retention focused on retaining desirable risks.
New business premiums written totaled approximately $102.4 million for the three months ended September 30, 2026, compared to $63.4 million for the three months ended September 30, 2025, which represented an increase of approximately $39.0 million or 61.5%. The increase in new business premiums written was primarily a result of increased production from new and existing distribution relationships and the introduction of FLEX in California and Colorado.
Our policy retention rate was 87.6% for the three months ended September 30, 2026, compared to 89.6% for the three months ended September 30, 2025, a decrease of approximately 2.0 pp. Unfavorable changes in policy retention rate during the period were primarily driven by continued underwriting actions focused on retaining desirable risks.
Comparison of the nine months ended September 30, 2026 and 2025

	Nine Months Ended September 30,
($ in thousands)	2026	2025	$ Change	% Change
Managed premiums in-force (period-end)	$678,220	$393,519	$284,701	72.3%
Managed premiums written	$558,317	$324,774	$233,543	71.9%
New business premiums written	$298,993	$158,839	$140,154	88.2%
Policy retention rate	88.2%	88.1%	—	0.1 pp

Managed premiums in-force totaled approximately $678.2 million as of September 30, 2026, compared to $393.5 million as of September 30, 2025, which represented an increase of approximately $284.7 million, or 72.3%. The increase in managed premiums in-force was primarily driven by higher in-force policy counts resulting from new business growth.
Managed premiums written totaled approximately $558.3 million for the nine months ended September 30, 2026, compared to $324.8 million for the nine months ended September 30, 2025, which represented an increase of approximately $233.5 million or 71.9%. The increase in managed premiums written was primarily driven by higher in-force policy counts resulting from new business growth.
New business premiums written totaled approximately $299.0 million for the nine months ended September 30, 2026, compared to $158.8 million for the nine months ended September 30, 2025, which represented an increase of approximately $140.2 million or 88.2%. The increase in new business premiums written was primarily a result of increased production from new and existing distribution relationships as well as a larger territory footprint through the addition of California and Florida.
Our policy retention rate was 88.2% for the nine months ended September 30, 2026, compared to 88.1% for the nine months ended September 30, 2025, an increase of approximately 0.1 pp. Favorable changes in policy retention rate during the period were primarily driven by improved renewal execution which included targeted renewal outreach and servicing initiatives, and stronger agency engagement that supported higher renewal conversion. Additionally, we implemented product changes to mitigate the impact of large rate increases at a policyholder level. These were partially offset by continued underwriting actions focused on retaining desirable risks.
Results of Operations
Components of Results of Operations
Ceded premiums earned represent the earned portion of premiums we cede to reinsurers under our reinsurance arrangements and are recognized over the applicable coverage period consistent with the earning pattern of the underlying policies. Ceded premiums earned are derived from ceded premiums written, adjusted for the change in ceded unearned premiums, and reflect the cost of transferring a portion of our underwriting risk to reinsurers.
Commission and service fee income represents revenue generated by selling additional products in OIS, entering into revenue share arrangements, or offering services such as claims handling or technology management to external partners.
General and administrative expenses include compensation and related benefits, professional fees, office lease and related expenses, information system expenses, corporate insurance, and other general and administrative costs.
Gross premiums earned represent the earned portion of our gross premiums written, adjusted by the change in gross unearned premiums. Premiums associated with written and assumed policies are earned ratably over the term or remaining term of the policy, respectively, which is typically one year.
Gross premiums written are the amount received or to be received for insurance policies written or assumed by us during a specific period, in each case prior to amounts ceded to reinsurers. We utilize gross premiums written to assess the growth of our business excluding the effects of ceded reinsurance.
In addition, we evaluate gross premiums written based on key operating metrics, including policy retention rate, premium retention rate, and new business premiums written, which provide insight into our customer retention, pricing dynamics, and growth.
Income tax expense relates to federal and state income taxes. The amount of income tax expense recorded in future periods will depend on the jurisdictions in which we operate and the tax laws and regulations in effect.
Interest expense consists of interest incurred during the period related to our outstanding debt. Interest expense also includes the unrealized gain / loss on our interest rate swap derivatives.
Net investment income is a component of our earnings. We maintain a conservative investment portfolio primarily comprised of highly rated fixed income securities. Our investment strategy is to preserve capital and limit our exposure to investment risk. We seek to maximize investment return, while minimizing downside risk and ensuring full capital efficiency in our insurance entities. Our investment portfolio generally consists of high-grade investments, with varying maturities to allow for liquidity and opportunistic reinvestment. Our portfolio is managed by Regions Asset Management. As of December 31, 2025 the weighted average rating of our total investment portfolio was “A+”, weighted average duration was approximately 0.8 years and weighted average yield to maturity was 3.73%.
Net losses and LAE are a function of the amount and type of insurance contracts we write and the loss experience associated with the underlying coverage. In general, our losses and LAE are affected by:
•frequency of claims associated with the particular types of insurance contracts that we write;
•trends in the average size of losses incurred on a particular type of business;
•mix of business written by us;
•changes in the legal or regulatory environment related to the business we write;
•trends in legal defense costs; and
•inflation in the cost of claims including inflation related to labor and building materials.
Net losses and LAE are based on an actuarial analysis of the estimated losses, including losses incurred during the period and changes in estimates from prior periods. Net losses and LAE may be paid out over a period of years.
Net premiums earned represent gross premiums earned less ceded premiums earned.
Other comprehensive income consists of the unrealized holding gains on available-for-sale securities during the year that are measured at fair value.
Other expenses consists of miscellaneous expenses that do not appropriately fit in another expense category.
Policy acquisition costs are costs we incur in connection with the acquisition of an insurance policy including commissions paid to distribution partners at the time of policy issuance, policy administration fees paid to administrators at the time of policy issuance, premium taxes, and inspection fees. Our Services Companies perform these tasks for the policies underwritten by the insurance entities, and charge related fees which are eliminated in consolidation. These policy acquisition expenses are either partially or fully offset by ceding commission we receive from third-party reinsurers participating in our net quota share program in connection with ceding a portion of our gross premiums written. We recognize policy acquisition expenses and ceding commissions ratably over the term of the underlying policies.
Policy fee income represents various upfront policy fees paid by policyholders on new and renewal insurance policies. In accordance with ASC 606, Revenue from Contracts with Customers, policy fees are recognized and earned upon inception of the underlying contract as they are not subject to refund and our service obligation is fulfilled when the policy is issued.
Realized gain on investments includes the gain that is recognized through earnings upon sale/disposal of an investment.
Consolidated Results of Operations
The following tables present our consolidated results of operations. The discussion below highlights the key components of, including the key drivers of changes in, our results. This information should be read together with our interim unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The operating results in any period are not necessarily indicative of the results that may be expected for any future period.

	Three Months Ended September 30,
($ in thousands)	2026	2025	Change	% Change(1)
Gross premiums written	$203,815	$127,181	$76,634	60.3%
Change in gross unearned premiums	(43,884)	(35,359)	(8,525)	24.1%
Gross premiums earned	159,931	91,822	68,109	74.2%
Ceded premiums earned	(129,996)	(72,174)	(57,822)	80.1%
Net premiums earned	29,935	19,648	10,287	52.4%
Policy fee income	17,166	10,077	7,089	70.3%
Commission and service fee income	4,128	2,353	1,775	75.4%
Net investment income	2,665	2,044	621	30.4%
Realized (loss) / gain on investments	4	—	4	NM
Total revenues	53,898	34,122	19,776	58.0%
Losses and loss adjustment expenses, net	11,052	8,154	2,898	35.5%
General and administrative expenses	32,392	16,140	16,252	100.7%
Policy acquisition costs	(14,486)	(4,405)	(10,081)	228.9%
Interest expense	4,637	1,637	3,000	183.3%
Other expenses	4,802	1,027	3,775	367.6%
Total expenses	38,397	22,553	15,844	70.3%
Income (loss) before income taxes	15,501	11,569	3,932	34.0%
Income tax expense	4,035	2,904	1,131	38.9%
Net income (loss)	11,466	8,665	2,801	32.3%
Other comprehensive income (loss)	(224)	(21)	(203)	966.7%
Comprehensive income (loss)	$11,242	$8,644	$2,598	30.1%

(1)NM indicates that change is not meaningful.

	Nine Months Ended September 30,
($ in thousands)	2026	2025	Change	% Change(1)
Gross premiums written	$558,199	$324,754	$233,445	71.9%
Change in gross unearned premiums	(145,223)	(87,970)	(57,253)	65.1%
Gross premiums earned	412,976	236,784	176,192	74.4%
Ceded premiums earned	(340,770)	(187,714)	(153,056)	81.5%
Net premiums earned	72,206	49,070	23,136	47.1%
Policy fee income	45,082	24,737	20,345	82.2%
Commission and service fee income	10,231	5,018	5,213	103.9%
Net investment income	6,447	5,954	493	8.3%
Realized (loss) / gain on investments	9	(241)	250	NM
Total revenues	133,975	84,538	49,437	58.5%
Losses and loss adjustment expenses, net	36,769	34,775	1,994	5.7%
General and administrative expenses	70,170	42,797	27,373	64.0%
Policy acquisition costs	(26,832)	(8,556)	(18,276)	213.6%
Interest expense	8,436	5,067	3,369	66.5%
Other expenses	10,758	2,740	8,018	292.6%
Total expenses	99,301	76,823	22,478	29.3%
Income (loss) before income taxes	34,674	7,715	26,959	349.4%
Income tax expense	9,661	2,092	7,569	361.8%
Net income (loss)	25,013	5,623	19,390	344.8%
Other comprehensive income (loss)	(564)	50	(614)	NM
Comprehensive income (loss)	$24,449	$5,673	$18,776	331.0%

(1)NM indicates that change is not meaningful.

Components of Results of Operations
Comparison of the three months ended September 30, 2026 and 2025
Revenues
Gross premiums written
Our gross premiums written were $203.8 million for the three months ended September 30, 2026 compared to $127.2 million for the three months ended September 30, 2025, an increase of approximately $76.6 million, or 60.3%. The increase was primarily driven by a $59.6 million increase in gross premiums written from our FLEX product, which was introduced in Colorado in 2026 and California, Florida, Massachusetts, and Texas in 2025 to provide additional flexibility and customization over our traditional non-admitted product, a $3.8 million increase in gross premiums written from our traditional admitted product and a $12.9 million increase in gross premiums written from our Dwelling Landlord product, which was introduced in eight states in 2026.
Gross premiums earned
Gross premiums earned were $159.9 million for the three months ended September 30, 2026 compared to $91.8 million for the three months ended September 30, 2025, an increase of approximately $68.1 million, or 74.2%. The increase was primarily driven by an increase in the amount of new business premiums written. The gap between the growth in premiums written compared to earned is also a result of accelerating new business growth, as premium earn-in is spread over the life of the policy.
Ceded premiums earned
Ceded premiums earned were $130.0 million for the three months ended September 30, 2026 compared to $72.2 million for the three months ended September 30, 2025, an increase of approximately $57.8 million, or 80.1%. The increase was primarily driven by the increase in gross premiums written and changes to our reinsurance program during 2026, including the transition to a combined contract that broadened coverage across our portfolio and increased our overall blended cession rate. Under our previous arrangements, cession rates varied across the business, and certain newer products, including FLEX, carried lower reinsurance coverage or were excluded. For further information, see “Liquidity and Capital Resources and Changes in Financial Condition—Reinsurance.”
Net premiums earned
Net premiums earned were $29.9 million for the three months ended September 30, 2026 compared to $19.6 million for the three months ended September 30, 2025, an increase of approximately $10.3 million, or 52.4%. The increase was primarily driven by the changes described above.
Policy fee income
Policy fee income was $17.2 million for the three months ended September 30, 2026 compared to $10.1 million for the three months ended September 30, 2025, an increase of approximately $7.1 million, or 70.3%. The increase was primarily driven by a $6.1 million increase in the amount of policies sold and a $0.5 million increase in new policy fees for on-site inspections, which were instituted to incentivize policyholders to use PryzmIQ and capture value previously obtained by third parties.
Commission and service fee income
Commission and service fee income was $4.1 million for the three months ended September 30, 2026 compared to $2.4 million for the three months ended September 30, 2025, an increase of approximately $1.8 million, or 75.4%. This increase is largely attributable to revenue sharing arrangements with our reinsurance broker and sales of our technology products.

Expenses
Net losses and LAE
Net losses and LAE were $11.1 million for the three months ended September 30, 2026 compared to $8.2 million for the three months ended September 30, 2025, an increase of approximately $2.9 million, or 35.5%. Losses can be incurred from the inception date of the policy, while premiums are earned over time. The increase was primarily due to an increase in direct losses partially offset by a 12.3% increase in ratio of ceded to direct losses. Our quota share reinsurance program reduces net exposure and earnings volatility by ceding a specified percentage of premiums and associated losses to third-party reinsurers in exchange for ceding commission.
General and administrative expenses
General and administrative expenses were $32.4 million for the three months ended September 30, 2026 compared to $16.1 million for the three months ended September 30, 2025, an increase of approximately $16.3 million, or 100.7%. The increase was primarily driven by an increase in employee compensation and benefits expenses of $9.7 million, and an increase in other general expenses of $6.6 million.
Employee compensation and benefits expenses were $18.6 million for the three months ended September 30, 2026, an increase of $9.7 million, or 109.0% from $8.9 million for the three months ended September 30, 2025. The increase was primarily due to headcount growth, to support growth in gross premiums written, share-based and compensation and incentive compensation.
Other general and administrative expenses were $13.8 million for the three months ended September 30, 2026, an increase of $6.6 million, or 91.3%, from $7.2 million for the three months ended September 30, 2025. This increase was primarily due to information technology expenses to support growth in gross premiums written, public company transition costs, an increase in sponsorships and corporate events, digital and print advertising expenses and increased merchant processing fees. For further information, see Note 15—“Commitments and Contingencies” in our notes to the interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Policy acquisition expenses
Policy acquisition costs were $(14.5) million for the three months ended September 30, 2026 compared to $(4.4) million for the three months ended September 30, 2025, an improvement of approximately $10.1 million or 228.9%. The improvement was primarily driven by changes in reinsurance resulting in a 6.3% increase in ceding commission as a percentage of gross premiums written.
Agent commissions were primarily based on percentage of premium, which increased due to volume. This was partially offset by ceding commissions received from reinsurance partners. Our total written premium quota share cession rate increased from 71.5% in the three months ended September 30, 2025, to 85.3%. For further information, see “Liquidity and Capital Resources and Changes in Financial Condition—Reinsurance.”
Interest expense
Interest expense was $4.6 million for the three months ended September 30, 2026 compared to $1.6 million for the three months ended September 30, 2025, an increase of approximately $3.0 million or 183.3%. The increase was primarily due to higher average debt principal from recent debt transactions. For further information, see “Liquidity and Capital Resources and Changes in Financial Condition—Debt.”
Other expenses
Other expenses were $4.8 million for the three months ended September 30, 2026 compared to $1.0 million for the three months ended September 30, 2025, an increase of approximately $3.8 million, or 367.6%. This increase was primarily due to a loss on debt extinguishment, increase in software amortization expense from our investments in enhancing our technology platform, and increase in AWTOS costs, which launched in the second half of 2025.
Income tax expense (benefit)
Income tax expense was $4.0 million for the three months ended September 30, 2026 compared to an income tax expense of $2.9 million for the three months ended September 30, 2025, an increase of approximately $1.1 million. The changes were primarily due to changes in Income (loss) before income taxes.
Comparison of the nine months ended September 30, 2026 and 2025
Revenues
Gross premiums written
Our gross premiums written were $558.2 million for the nine months ended September 30, 2026 compared to $324.8 million for the nine months ended September 30, 2025, an increase of approximately $233.4 million, or 71.9%. The increase was primarily driven by a $184.9 million increase in gross premiums written from our FLEX product, which was introduced in Colorado in 2026 and California, Florida, Massachusetts, and Texas in 2025 to provide additional flexibility and customization over our traditional non-admitted product, a $17.3 million increase in gross premiums written from our traditional admitted product and a $22.8 million increase in gross premiums written from our Dwelling Landlord product, which was introduced in eight states in 2026.
Gross premiums earned
Gross premiums earned were $413.0 million for the nine months ended September 30, 2026 compared to $236.8 million for the nine months ended September 30, 2025, an increase of approximately $176.2 million, or 74.4%. The increase was primarily driven by an increase in the amount of new business premiums written. The gap between the growth in premiums written compared to earned is also a result of accelerating new business growth, as premium earn-in is spread over the life of the policy.
Ceded premiums earned
Ceded premiums earned were $340.8 million for the nine months ended September 30, 2026 compared to $187.7 million for the nine months ended September 30, 2025, an increase of approximately $153.1 million, or 81.5%. The increase was primarily driven by the increase in gross premiums written and changes to our reinsurance program during 2026, including the transition to a combined contract that broadened coverage across our portfolio and increased our overall blended cession rate. Under our previous arrangements, cession rates varied across the business, and certain newer products, including FLEX, carried lower reinsurance coverage or were excluded. For further information, see “Liquidity and Capital Resources and Changes in Financial Condition—Reinsurance.”
Net premiums earned
Net premiums earned were $72.2 million for the nine months ended September 30, 2026 compared to $49.1 million for the nine months ended September 30, 2025, an increase of approximately $23.1 million, or 47.1%. The increase was primarily driven by the differences described above.
Policy fee income
Policy fee income was $45.1 million for the nine months ended September 30, 2026 compared to $24.7 million for the nine months ended September 30, 2025, an increase of approximately $20.3 million, or 82.2%. The increase was primarily driven by a $17.3 million increase in the amount of policies sold and $2.1 million increase in new policy fees for on-site inspections, which were instituted to incentivize policyholders to use PryzmIQ and capture value previously obtained by third parties.

Commission and service fee income
Commission and service fee income was $10.2 million for the nine months ended September 30, 2026 compared to $5.0 million for the nine months ended September 30, 2025, an increase of approximately $5.2 million, or 103.9%. This increase was largely attributable to revenue sharing arrangements with our reinsurance broker and sales of our technology products.
Expenses
Net losses and LAE
Net losses and LAE were $36.8 million for the nine months ended September 30, 2026 compared to $34.8 million for the nine months ended September 30, 2025, an increase of approximately $2.0 million, or 5.7%. Losses can be incurred from the inception date of the policy, while premiums are earned over time. The increase was primarily due to an increase in direct losses partially offset by a 20.0% increase in ratio of ceded to direct losses. Our quota share reinsurance program reduces net exposure and earnings volatility by ceding a specified percentage of premiums and associated losses to third-party reinsurers in exchange for ceding commission.
General and administrative expenses
General and administrative expenses were $70.2 million for the nine months ended September 30, 2026 compared to $42.8 million for the nine months ended September 30, 2025, an increase of approximately $27.4 million, or 64.0%. The increase was primarily driven by an increase in employee compensation and benefits expenses of $18.1 million, and an increase in other general expenses of $9.3 million.
Employee compensation and benefits expenses were $41.2 million for the nine months ended September 30, 2026, an increase of $18.1 million, or 78.4% from $23.1 million for the nine months ended September 30, 2025. The increase was primarily due to headcount growth, to support growth in gross premiums written, share-based and compensation and incentive compensation.
Other general and administrative expenses were $29.0 million for the nine months ended September 30, 2026, an increase of $9.3 million, or 47.1%, from $19.7 million for the nine months ended September 30, 2025. The increase was primarily due to information technology expenses to support growth in gross premiums written, public company transition costs and associated recruiting fees for specialized new hires, an increase in sponsorships and corporate events, digital and print advertising expenses; increased variable expenses for bank fees and merchant processing fees and increased general liability insurance due to policyholder growth. These were partially offset by an insurance recovery on litigation. For further information, see Note 15—“Commitments and Contingencies” in our notes to the interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Policy acquisition expenses
Policy acquisition expenses were $(26.8) million for the nine months ended September 30, 2026 compared to $(8.6) million for the nine months ended September 30, 2025, an improvement of approximately $18.3 million or 213.6%. The improvement was primarily driven by changes in reinsurance resulting in a 3.7% increase in ceding commission as a percentage of gross premiums written.
Agent commissions were primarily based on a percentage of premium, which increased with volume. This was partially offset by ceding commissions received from reinsurance partners. Our total written premium quota share cession rate increased from 70.8% in the nine months ended September 30, 2025, to 79.2%. For further information, see “Liquidity and Capital Resources and Changes in Financial Condition—Reinsurance.”
Interest expense
Interest expense was $8.4 million for the nine months ended September 30, 2026 compared to $5.1 million for the nine months ended September 30, 2025, an increase of approximately $3.4 million or

66.5%. The increase was primarily due to higher average debt principal from recent debt transactions. For further information, see “Liquidity and Capital Resources and Changes in Financial Condition—Debt.”
Other expenses
Other expenses were $10.8 million for the nine months ended September 30, 2026 compared to $2.7 million for the nine months ended September 30, 2025, an increase of approximately $8.0 million, or 292.6%. This increase was primarily due to higher amortization of software development costs, in line with the year-over-year increase in capitalized software expenditures.
Income tax expense
Income tax expense was $9.7 million for the nine months ended September 30, 2026 compared to an income tax expense of $2.1 million for the nine months ended September 30, 2025, an increase of approximately $7.6 million. The changes were primarily due to changes in Income (loss) before income taxes.

Non-GAAP Financial Measures
In addition to the metrics and indicators set forth above, we utilize certain consolidated non-GAAP financial measures and segment non-GAAP measures to analyze our business and provide useful information about our financial performance. The non-GAAP financial measures are not recognized terms under GAAP and should not be considered as alternatives to the corresponding GAAP measures of financial performance, or any other performance measure derived in accordance with GAAP. Because not all companies use identical calculations, the presentation of the non-GAAP financial measures may not be comparable to other similarly titled measures of other companies and can differ significantly from company to company. Our management uses these non-GAAP financial measures, in conjunction with GAAP financial measures, as an integral part of managing our business and to, among other things: (i) monitor and evaluate the performance of our business operations and financial performance; (ii) facilitate internal comparisons of the historical operating performance of our business operations; (iii) facilitate external comparisons of the results of our overall business to the historical operating performance of other companies that may have different capital structures and debt levels and different go-to-market models; (iv) review and assess the operating performance of our management team; (v) analyze and evaluate financial and strategic planning decisions regarding future operating investments; and (vi) plan for and prepare future annual operating budgets and determine appropriate levels of operating investments.
We monitor the following key business metrics and non-GAAP financial measures that assist us in evaluating our business, measuring our performance, identifying trends and making strategic decisions.
Consolidated Adjusted EBITDA and Consolidated Adjusted EBITDA Margin
Consolidated adjusted EBITDA removes non-cash and non-recurring charges that occur in the affected period and provides a basis for measuring our core financial performance against other periods. We define consolidated adjusted EBITDA as earnings before interest, taxes, depreciation, amortization (i.e., software and loan), and non-recurring charges.
Consolidated adjusted EBITDA is a non-GAAP financial measure used as an analytical indicator to assess business performance. Consolidated adjusted EBITDA should not be construed as a measure of financial performance, liquidity, or cash flows provided by or (used) in operating, investing, and financing activities, as there may be significant factors or trends that it fails to address. Consolidated adjusted EBITDA should not be considered in isolation or as an alternative to net income (loss), or other financial statement data presented in our consolidated financial statements as an indicator of financial performance. Consolidated adjusted EBITDA is not a measurement determined in accordance with GAAP and is therefore susceptible to varying methods of calculation and this measure, as presented, may not be comparable to other similarly titled measures of other companies. We caution investors that non-GAAP financial information departs from traditional accounting conventions. Therefore, its use can make it difficult to compare our results with the results of other companies.
Consolidated adjusted EBITDA margin is a non-GAAP financial measure that management uses to evaluate operating profitability relative to revenue and to facilitate period-over-period comparisons of our core performance. We define Consolidated adjusted EBITDA margin as consolidated adjusted EBITDA divided by total revenues.
The following tables present a summary of Consolidated adjusted EBITDA and Consolidated adjusted EBITDA margin and a reconciliation of Consolidated adjusted EBITDA from net income (loss):
Comparison of the three months ended September 30, 2026 and 2025

	Three Months Ended September 30,		$ Change		% Change(4)
($ in thousands)	2026	2025
Total revenues	$53,898	$34,122	$19,776		58.0%
Net income	$11,466	$8,665	$2,801		32.3%
Net income margin	21.3%	25.4%	—	(4.1)	pp
Interest expense	$4,637	$1,637	$3,000		183.3%
Income tax expense	4,035	2,904	1,131		38.9%
Depreciation	7	3	4		133.3%
Software amortization	1,366	991	375		37.8%
Litigation and settlements (1)	(105)	192	(297)		NM
Sponsorship fees (2)	875	875	—		—%
Other non-recurring costs (3)	2,848	—	2,848		NM
Consolidated adjusted EBITDA	$25,129	$15,267	$9,862		64.6%
Consolidated adjusted EBITDA margin	46.6%	44.7%	—	1.9	pp

(1)Represents costs associated with the legal fees and a $6,250 settlement loss contingency, incurred in 2025, offset by a $6,000 settlement recovery, incurred in 2026, resulting from the termination of our underwriting relationship with a previous unrelated fronting carrier and transferring the policies to OIC and OSI.
(2)Sponsorship fees are associated with our Formula 1 sponsorship agreement.
(3)Other non-recurring costs consist of non-recurring consulting and audit expenses for public company transition and loss on debt extinguishment.
(4)NM indicates that change is not meaningful.
Consolidated adjusted EBITDA was $25.1 million in the three months ended September 30, 2026, representing an increase of $9.9 million, or 64.6%, and consolidated adjusted EBITDA margin increased by 1.9 pp to 46.6% in the three months ended September 30, 2026 from 44.7% in the three months ended September 30, 2025. This is due to an increase of $19.8 million in total revenues, with only a $9.9 million increase in expenses and $7.1 million increase in adjustments. The increase in revenues was primarily driven by increases in gross premiums written and policy fee income. The increase in expenses was primarily driven by employee compensation and benefits expenses partially offset by policy acquisition costs. The increase in adjustments was primarily driven by pretax income increasing income tax expense, public company transition costs and loss on debt extinguishment.

Comparison of the nine months ended September 30, 2026 and 2025

	Nine Months Ended September 30,		$ Change		% Change(4)
($ in thousands)	2026	2025
Total revenues	$133,975	$84,538	$49,437		58.5%
Net income	$25,013	$5,623	$19,390		344.8%
Net income margin	18.7%	6.7%	—	12.0	pp
Interest expense	$8,436	$5,067	$3,369		66.5%
Income tax expense	9,661	2,092	7,569		361.8%
Depreciation	13	5	8		160.0%
Software amortization	4,000	2,681	1,319		49.2%
Litigation and settlements (1)	(5,657)	879	(6,536)		NM
Sponsorship fees (2)	2,625	2,625	—		—%
Other non-recurring costs (3)	6,422	195	6,227		3193.3%
Consolidated adjusted EBITDA	$50,513	$19,167	$31,346		163.5%
Consolidated adjusted EBITDA margin	37.7%	22.7%	—	15.0	pp

(1)Represents costs associated with the legal fees and a $6,250 settlement loss contingency, incurred in 2025, offset by a $6,000 settlement recovery, incurred in 2026, resulting from the termination of our underwriting relationship with a previous unrelated fronting carrier and transferring the policies to OIC and OSI.
(2)Sponsorship fees are associated with our Formula 1 sponsorship agreement.
(3)Other non-recurring costs consist of non-recurring consulting and audit expenses for public company transition and discontinued capital raises, loss on debt extinguishment. actuarial consulting fees incurred for the establishment of the carrier business, and one-time costs for the Dallas and Melbourne office spaces.
(4)NM indicates that change is not meaningful.
Consolidated adjusted EBITDA was $50.5 million in the nine months ended September 30, 2026, representing an increase of $31.3 million, or 163.5%, and consolidated adjusted EBITDA margin increased by 15.0 pp to 37.7% in the nine months ended September 30, 2026 from 22.7% in the nine months ended September 30, 2025. This is due to an increase of $49.4 million in total revenues, with only a $18.1 million increase in expenses and $12.0 million increase in adjustments. The increase in revenues was primarily driven by increases in gross premiums written and policy fee income. The increase in expenses was primarily driven by employee compensation and benefits expenses partially offset by policy acquisition costs. The increase in adjustments was primarily driven by pretax income increasing income tax expense, public company transition costs and loss on debt extinguishment partially offset by an insurance recovery on litigation.

Segment Results
We have identified two operating segments: Services and Underwriting.
Services segment
The Services segment includes technology-enabled policy servicing operations, which include intercompany revenue earned through service arrangements in place between the Services segment and the Underwriting segment.
We evaluate the performance of the Services segment primarily using Services Adjusted EBITDA as the key performance measure and also using commission and fees revenue, as an additional performance measure.
Commission and fees revenue is a non-GAAP measure and additional services segment performance measure that management uses, which reflects services segment revenue less other income as such items are not directly attributable to the operating performance of the services segment. Management uses this non-GAAP financial measure to monitor operating revenue for the services business. Commission and fees revenue should not be considered in isolation or as an alternative to revenue.

Underwriting segment
The Underwriting segment includes a conventional, regulated insurance model focused on risk selection, pricing, and statutory capital management. The segment also includes a segregated account designed to assume reinsurance risk.
Management evaluates the performance of the Underwriting segment using total revenue, net premiums earned, underwriting adjusted EBITDA, and key underwriting ratios, including gross loss ratio, net loss ratio, expense ratio, and combined ratio. These measures collectively provide insight into premium growth, underwriting effectiveness, cost efficiency, and overall profitability of our risk-bearing operations.
Segment results
Segment Adjusted EBITDA of each operating segment represents net income before interest expense, income tax expense, depreciation, software amortization, litigation and settlement, sponsorship fees and other non-recurring costs. For purposes of this measure, interest expense excludes amortization of debt issuance costs and unrealized losses on interest rate swap agreements, which are included in interest expense in our consolidated statements of operations.
We consider the segment presentation of our Services and Underwriting segments prior to elimination to be the best way to evaluate our business and how these business components would be presented if each were standalone operations.

The following tables present supplemental information of revenue and profitability by operating segment for our two reportable segments:

Three Months Ended September 30, 2026	Underwriting	Services	Elimination	Consolidated
Revenues:
Gross premiums written	$203,815	$—	$—	$203,815
Change in gross unearned premiums	(43,884)	—	—	(43,884)
Gross premiums earned	159,931	—	—	159,931
Ceded premiums earned	(129,996)	—	—	(129,996)
Net premiums earned	29,935	—	—	29,935
Policy fee income	—	17,166	—	17,166
Commission income	—	54,520	(50,952)	3,568
Service fee income	—	3,379	(2,819)	560
Other income*	2,156	513	—	2,669
Total segment revenues	$32,091	$75,578	$(53,771)	$53,898
Expenses:
Losses and loss adjustment expenses, net(1)	12,808	371	(2,127)	11,052
Policy acquisition expenses	3,897	27,626	(46,009)	(14,486)
Salaries and software development costs	—	15,348	—	15,348
Capitalization of salaries and software development costs	—	(3,712)	—	(3,712)
Other general and administrative expenses	3,897	17,360	(690)	20,567
Total segment expenses	$20,602	$56,993	$(48,826)	$28,769
Segment Adjusted EBITDA	$11,489	$18,585	$(4,945)	$25,129
Reconciliation of Segment Adjusted EBITDA:
Interest expense				(4,637)
Income tax expense				(4,035)
Depreciation				(7)
Software amortization				(1,366)
Litigation and settlement(2)				105
Sponsorship fees(3)				(875)
Other non-recurring costs(4)				(2,848)
Net income				$11,466

*Other income consists of net investment income and realized gain / (loss) on investments.
(1)Loss adjustment expenses on Services segment represent costs incurred adjusting claims of OIC and OSI.
(2)Represents costs associated with the legal fees and a $6,250 settlement loss contingency, incurred in 2025, offset by a $6,000 settlement recovery, incurred in 2026, resulting from the termination of our underwriting relationship with a previous unrelated fronting carrier and transferring the policies to OIC and OSI.
(3)Sponsorship fees are associated with our Formula 1 sponsorship agreement.
(4)Other non-recurring costs consist of non-recurring consulting and audit expenses for public company transition and loss on debt extinguishment.

Three Months Ended September 30, 2025	Underwriting	Services	Elimination	Consolidated
Revenues:
Gross premiums written	$127,181	$—	$—	$127,181
Change in gross unearned premiums	(35,359)	—	—	(35,359)
Gross premiums earned	91,822	—	—	91,822
Ceded premiums earned	(72,174)	—	—	(72,174)
Net premiums earned	19,648	—	—	19,648
Policy fee income	—	10,077	—	10,077
Commission income	—	34,647	(32,294)	2,353
Service fee income	—	949	(949)	—
Other income*	1,850	194	—	2,044
Total segment revenues	$21,498	$45,867	$(33,243)	$34,122
Expenses:
Losses and loss adjustment expenses, net	9,332	—	(1,178)	8,154
Policy acquisition expenses	7,214	16,792	(28,411)	(4,405)
Salaries and software development costs	—	7,786	—	7,786
Capitalization of salaries and software development costs	—	(1,422)	—	(1,422)
Other general and administrative expenses	2,280	6,734	(272)	8,742
Total segment expenses	$18,826	$29,890	$(29,861)	$18,855
Segment Adjusted EBITDA	$2,672	$15,977	$(3,382)	$15,267
Reconciliation of Segment Adjusted EBITDA:
Interest expense				(1,637)
Income tax expense				(2,904)
Depreciation				(3)
Software amortization				(991)
Litigation and settlement(1)				(192)
Sponsorship fees(2)				(875)
Net income				$8,665

*Other income consists of net investment income and realized gain / (loss) on investments.
(1)Represents costs associated with the legal fees and a $6,250 settlement loss contingency, incurred in 2025, offset by a $6,000 settlement recovery, incurred in 2026, resulting from the termination of our underwriting relationship with a previous unrelated fronting carrier and transferring the policies to OIC and OSI.
(2)Sponsorship fees are associated with our Formula 1 sponsorship agreement.

Nine Months Ended September 30, 2026	Underwriting	Services	Elimination	Consolidated
Revenues:
Gross premiums written	$558,199	$—	$—	$558,199
Change in gross unearned premiums	(145,223)	—	—	(145,223)
Gross premiums earned	412,976	—	—	412,976
Ceded premiums earned	(340,770)	—	—	(340,770)
Net premiums earned	72,206	—	—	72,206
Policy fee income	—	45,082	—	45,082
Commission income	—	148,230	(139,548)	8,682
Service fee income	—	9,802	(8,253)	1,549
Other income*	5,488	968	—	6,456
Total segment revenues	$77,694	$204,082	$(147,801)	$133,975
Expenses:
Losses and loss adjustment expenses, net(1)	42,229	1,080	(6,540)	36,769
Policy acquisition expenses	21,330	76,550	(124,712)	(26,832)
Salaries and software development costs	—	36,346	—	36,346
Capitalization of salaries and software development costs	—	(8,540)	—	(8,540)
Other general and administrative expenses	9,761	37,670	(1,712)	45,719
Total segment expenses	$73,320	$143,106	$(132,964)	$83,462
Segment Adjusted EBITDA	$4,374	$60,976	$(14,837)	$50,513
Reconciliation of Segment Adjusted EBITDA:
Interest expense				(8,436)
Income tax expense				(9,661)
Depreciation				(13)
Software amortization				(4,000)
Litigation and settlement(2)				5,657
Sponsorship fees(3)				(2,625)
Other non-recurring costs(4)				(6,422)
Net income				$25,013

*Other income consists of net investment income and realized gain / (loss) on investments.
(1)Loss adjustment expenses on Services segment represent costs incurred adjusting claims of OIC and OSI.
(2)Represents costs associated with the legal fees and a $6,250 settlement loss contingency, incurred in 2025, offset by a $6,000 settlement recovery, incurred in 2026, resulting from the termination of our underwriting relationship with a previous unrelated fronting carrier and transferring the policies to OIC and OSI.
(3)Sponsorship fees are associated with our Formula 1 sponsorship agreement.
(4)Other non-recurring costs consist of non-recurring consulting and audit expenses for public company transition and loss on debt extinguishment.

Nine Months Ended September 30, 2025	Underwriting	Services	Elimination	Consolidated
Revenues:
Gross premiums written	$324,754	$—	$—	$324,754
Change in gross unearned premiums	(87,970)	—	—	(87,970)
Gross premiums earned	236,784	—	—	236,784
Ceded premiums earned	(187,714)	—	—	(187,714)
Net premiums earned	49,070	—	—	49,070
Policy fee income	—	24,737	—	24,737
Commission income	—	86,685	(81,667)	5,018
Service fee income	—	3,436	(3,436)	—
Other income*	5,111	602	—	5,713
Total segment revenues	$54,181	$115,460	$(85,103)	$84,538
Expenses:
Losses and loss adjustment expenses, net	38,211	—	(3,436)	34,775
Policy acquisition expenses	21,811	43,159	(73,526)	(8,556)
Salaries and software development costs	—	21,584	—	21,584
Capitalization of salaries and software development costs	—	(5,284)	—	(5,284)
Other general and administrative expenses	5,420	17,934	(502)	22,852
Total segment expenses	$65,442	$77,393	$(77,464)	$65,371
Segment Adjusted EBITDA	$(11,261)	$38,067	$(7,639)	$19,167
Reconciliation of Segment Adjusted EBITDA:
Interest expense				(5,067)
Income tax expense				(2,092)
Depreciation				(5)
Software amortization				(2,681)
Litigation and settlement(1)				(879)
Sponsorship fees(2)				(2,625)
Other non-recurring costs (3)				(195)
Net income				$5,623

*Other income consists of net investment income and realized gain / (loss) on investments.
(1)Represents costs associated with the legal fees and a $6,250 settlement loss contingency, incurred in 2025, offset by a $6,000 settlement recovery, incurred in 2026, resulting from the termination of our underwriting relationship with a previous unrelated fronting carrier and transferring the policies to OIC and OSI.
(2)Sponsorship fees are associated with our Formula 1 sponsorship agreement.
(3)Other non-recurring costs consist of non-recurring consulting and audit expenses for discontinued capital raises, actuarial consulting fees incurred for the establishment of the carrier business, and one-time costs for the Dallas and Melbourne office spaces.

Services Segment
Our Services segment benefits from a fee-based model with limited direct exposure to underwriting risk, thus contributing to higher margins relative to the Underwriting segment. As a result, the Services segment provides a scalable platform with costs that are largely driven by personnel and technology investments that are less variable to managed premiums written compared to policy acquisition expenses. While the Underwriting segment drives premium growth and market presence, the Services segment generates higher-margin, fee-based revenue with more predictable earnings, providing a complementary and diversified earnings profile and competitive advantage.

The following tables present the specified performance measures of the Services segment:

	Three Months Ended September 30,
($ in thousands)	2026	2025	$ Change	% Change
Commission and fees revenue	$75,065	$45,673	$29,392	64.4%
Services adjusted EBITDA	$18,585	$15,977	$2,608	16.3%

	Nine Months Ended September 30,
($ in thousands)	2026	2025	$ Change	% Change
Commission and fees revenue	$203,114	$114,858	$88,256	76.8%
Services adjusted EBITDA	$60,976	$38,067	$22,909	60.2%

The following tables present a reconciliation of commission and fees revenue to that of total revenues for the Services segment:

	Three Months Ended September 30,
($ in thousands)	2026	2025	$ Change	% Change
Policy fee income	$17,166	$10,077	$7,089	70.3%
Commission income	54,520	34,647	19,873	57.4%
Service fee income	3,379	949	2,430	256.1%
Commission and fees revenue	75,065	45,673	29,392	64.4%
Other income	513	194	319	164.4%
Total Services segment revenue	$75,578	$45,867	$29,711	64.8%

	Nine Months Ended September 30,
($ in thousands)	2026	2025	$ Change	% Change
Policy fee income	$45,082	$24,737	$20,345	82.2%
Commission income	148,230	86,685	61,545	71.0%
Service fee income	9,802	3,436	6,366	185.3%
Commission and fees revenue	203,114	114,858	88,256	76.8%
Other income	968	602	366	60.8%
Total Services segment revenue	$204,082	$115,460	$88,622	76.8%

Comparison of the three months ended September 30, 2026 and 2025
Commission and fees revenue
Commission and fees revenue totaled approximately $75.1 million, which represents an increase of $29.4 million, or 64.4%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase was primarily driven by higher policy-related fee and commission volumes driven by growth in policies and premiums written.
Services Adjusted EBITDA
Services Adjusted EBITDA was $18.6 million, which represents an increase of $2.6 million, or 16.3%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase was primarily attributable to higher revenue, partially offset by increased broker commission expenses, and personnel and technological investment-related costs, and reflects strong operating leverage as revenue growth outpaced increases in personnel and technology-related expenses.

Comparison of the nine months ended September 30, 2026 and 2025
Commission and fees revenue
Commission and fees revenue totaled approximately $203.1 million, which represents an increase of $88.3 million, or 76.8%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase was primarily driven by higher policy-related fee and commission volumes driven by growth in policies and premiums written.
Services Adjusted EBITDA
Services Adjusted EBITDA was $61.0 million, which represents an increase of $22.9 million, or 60.2%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase was primarily attributable to higher revenue, partially offset by increased broker commission expenses, and personnel and technological investment-related costs, and reflects strong operating leverage as revenue growth outpaced increases in personnel and technology-related expenses.
Underwriting Segment
The following tables present the specified performance measures of the Underwriting segment:

	Three Months Ended September 30,
($ in thousands)	2026	2025	$ Change	% Change
Total revenue*	$32,091	$21,498	$10,593	49.3%
Net premiums earned	$29,935	$19,648	$10,287	52.4%
Underwriting adjusted EBITDA (1)	$11,489	$2,672	$8,817	330.0%
Gross loss ratio	32.8%	27.3%	—	5.5 pp
Net loss ratio	42.8%	47.5%	—	(4.7) pp
Expense ratio	26.0%	48.3%	—	(22.3) pp
Combined ratio	68.8%	95.8%	—	(27.0) pp

*Total revenue consists of net premiums earned, net investment income and realized gain / (loss) on investments.
(1)Underwriting adjusted EBITDA is a GAAP segment performance measure used by management to evaluate the Underwriting segment. For further information, see Note 3—“Segment Reporting” in our notes to the interim unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	Nine Months Ended September 30,
($ in thousands)	2026	2025	$ Change	% Change
Total revenue*	$77,694	$54,181	$23,513	43.4%
Net premiums earned	$72,206	$49,070	$23,136	47.1%
Underwriting adjusted EBITDA (1)	$4,374	$(11,261)	$15,635	NM
Gross loss ratio	36.2%	33.7%	—	2.5 pp
Net loss ratio	58.5%	77.8%	—	(19.3) pp
Expense ratio	43.1%	55.5%	—	(12.4) pp
Combined ratio	101.5%	133.3%	—	(31.8) pp

*Total revenue consists of net premiums earned, net investment income and realized gain / (loss) on investments.
(1)Underwriting adjusted EBITDA is a GAAP segment performance measure used by management to evaluate the Underwriting segment. For further information, see Note 3—“Segment Reporting” in our notes to the interim unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the three months ended September 30, 2026 and 2025
Total revenue
Total revenue increased by $10.6 million, or 49.3%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase in revenue from underwriting was primarily due to gross premiums written growth.

Underwriting adjusted EBITDA
Underwriting adjusted EBITDA was $11.5 million for the three months ended September 30, 2026, an improvement of $8.8 million compared to the three months ended September 30, 2025. The improvement was primarily due to gross premiums written growth partially offset by corresponding growth in policy acquisition expenses and other general and administrative expenses.
Gross loss ratio
Gross loss ratio was 32.8% for the three months ended September 30, 2026, compared to 27.3% for the three months ended September 30, 2025, an increase of 5.5 pp. The increase was primarily driven by losses from wind, hail, and other severe storms that occurred with higher frequency and severity in the three months ended September 30, 2026 compared to the three months ended September 30, 2025. We actively manage our renewal book, utilizing both rate and underwriting tools, to ensure that policies become more profitable over time. We believe a well managed renewal strategy allows us to maintain and improve upon current gross loss ratios; however, future profitability continues to be influenced by catastrophe activity, claim frequency, severity and the actions of competitors.
Net loss ratio
Net loss ratio was 42.8% for the three months ended September 30, 2026, compared to 47.5% for the three months ended September 30, 2025, a decrease of 4.7 pp. This decrease was primarily due to more favorable reinsurance terms, which have improved as our underwriting results have produced positive outcomes for our reinsurance partners.
For the three months ended September 30, 2026, catastrophe losses made up 21.4% of total losses, compared to the three months ended September 30, 2025 where catastrophe losses made up 33.9% of total losses. For the three months ended September 30, 2026, attritional losses made up 78.6% of total losses, whereas for the three months ended September 30, 2025, attritional losses made up 66.1% of total losses.
Expense ratio
Expense ratio was 26.0% for the three months ended September 30, 2026, compared to 48.3% for the three months ended September 30, 2025, a decrease of 22.3 pp. This decrease was primarily due to improved policy acquisition expenses driven by an increase in cession rate partially offset by an increase in other general and administrative expenses.
Combined ratio
Combined ratio was 68.8% for the three months ended September 30, 2026 compared to 95.8% for the three months ended September 30, 2025, a decrease of approximately 27.0 pp. This improvement was a direct result of the expense and net loss results noted above.
Comparison of the nine months ended September 30, 2026 and 2025
Total revenue
Total revenue for the underwriting segment increased by $23.5 million, or 43.4%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase in revenue from underwriting was primarily due to gross premiums written growth.
Underwriting adjusted EBITDA
Underwriting adjusted EBITDA was $4.4 million for the nine months ended September 30, 2026, an improvement of $15.6 million compared to the nine months ended September 30, 2025. The improvement was primarily due to gross premiums written growth partially offset by corresponding growth in policy acquisition expenses and other general and administrative expenses.

Gross loss ratio
Gross loss ratio was 36.2% for the nine months ended September 30, 2026, compared to 33.7% for the nine months ended September 30, 2025, an increase of 2.5 pp. The increase was primarily driven by losses from wind, hail, and other severe storms that occurred with higher frequency and severity in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. We actively manage our renewal book, utilizing both rate and underwriting tools, to ensure that policies become more profitable over time. We believe a well managed renewal strategy allows us to maintain and improve upon current gross loss ratios; however, future profitability continues to be influenced by catastrophe activity, claim frequency, severity and the actions of competitors.
Net loss ratio
Net loss ratio was 58.5% for the nine months ended September 30, 2026 compared to 77.8% for the nine months ended September 30, 2025, a decrease of approximately 19.3 pp. This decrease was primarily due to more favorable reinsurance terms, which have improved as our underwriting results have produced positive outcomes for our reinsurance partners.
For the nine months ended September 30, 2026, catastrophe losses made up 28.2% of total losses, compared to the nine months ended September 30, 2025 where catastrophe losses only made up 31.7% of total losses. For the nine months ended September 30, 2026, attritional losses made up 71.8% of total losses, whereas for the nine months ended September 30, 2025, attritional losses made up 68.3% of total losses.
Expense ratio
Expense ratio was 43.1% for the nine months ended September 30, 2026 compared to 55.5% for the nine months ended September 30, 2025, a decrease of 12.4 pp. This decrease was primarily due to improved policy acquisition expenses driven by an increase in cession rate partially offset by an increase in other general and administrative expenses.
Combined ratio
Combined ratio was 101.5% for the nine months ended September 30, 2026 compared to 133.3% for the nine months ended September 30, 2025, a decrease of approximately 31.8 pp. This improvement is a direct result of the expense and loss results noted above.

Liquidity and Capital Resources and Changes in Financial Condition
Overview
As of September 30, 2026, we had cash and cash equivalents of approximately $165.7 million. As of December 31, 2025, we had cash and cash equivalents of $47.9 million.
We believe that our sources of liquidity and capital will be sufficient to finance our growth strategy and resulting operations, planned capital expenditures and the additional expenses we expect to incur as a public company for at least the next twelve months. However, we cannot assure you that cash provided by operating activities or cash and cash equivalents will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, we may have to obtain additional financing. We may also seek additional financing to pursue acquisitions or other strategic initiatives, or in light of favorable market conditions. If we obtain additional capital by issuing equity, the interests of our existing shareholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain additional financing on favorable terms or at all. See “Risk factors—Risks Related to our Liquidity and Access to Capital—We may require additional capital in the future, which may not be available or may only be available on unfavorable terms.”

Changes in Financial Condition
Analysis of Operating Assets and Liabilities at September 30, 2026 and December 31, 2025
As of September 30, 2026, Premiums and other receivables, net was $41.8 million compared to $25.9 million as of December 31, 2025. The increase was primarily driven by increased gross premiums written.
As of September 30, 2026, Reinsurance recoverable on paid and unpaid losses, net was $95.8 million compared to $42.2 million as of December 31, 2025. The increase was primarily driven by increased claim volume and increase in quota share ceding rate.
As of September 30, 2026, Prepaid reinsurance premiums was $468.7 million compared to $258.0 million as of December 31, 2025. The increase was primarily driven by recognition of excess of loss costs, from reinsurance contracts incepted on June 1, 2026, and unearned premium volume and increase in quota share rate.
As of September 30, 2026, Capitalized software, net was $18.3 million compared to $13.8 million as of December 31, 2025. The increase was primarily driven by continued investments in MY180 functionality.
As of September 30, 2026, Other assets was $26.7 million compared to $10.7 million as of December 31, 2025. The increase was primarily driven by increases in prepaid expenses, right of use assets related to the new Utah office and new lease on our Texas office and leasehold improvements related to office remodeling at all our locations.
As of September 30, 2026, Unpaid losses and loss adjustment expenses was $57.5 million compared to $23.4 million as of December 31, 2025. The increase was primarily driven by increased gross premiums written.
As of September 30, 2026, Unearned premiums was $385.3 million compared to $240.2 million as of December 31, 2025. The increase was primarily driven by increased gross premiums written.
As of September 30, 2026, Reinsurance payable was $283.3 million compared to $112.6 million as of December 31, 2025. The increase was primarily driven by premium volume and increase in ceding commission rate.
As of September 30, 2026, Deferred policy acquisition costs, net of ceding commissions was $27.3 million compared to $9.2 million as of December 31, 2025. The increase was primarily driven by premium volume and an increase in quota share ceding rate from reinsurance contracts incepted on June 1, 2026.
As of September 30, 2026, Accounts payable and other liabilities was $69.5 million compared to $39.5 million as of December 31, 2025. The increase was primarily driven by increased advance premium liabilities, increased accrued liabilities and accounts payable driven by increasing operating expenses from volume and increasing headcount, increased lease liabilities related to the new Utah office and new lease on our Texas office and increased commission payables to agents and surplus lines and premium tax payables driven by increased gross premiums written. The increases were partially offset by a reduction in legal contingent liability.
Cash Flows
Our most significant source of cash is from premiums received from our insureds, which, for most policies, we receive at the beginning of the coverage period. Claims from our insureds are paid after receipt of the premium and we generate investment income from various investment securities during the difference in timing from receipt of premium and payment of claims. Our most significant cash outflow is for premiums ceded to reinsurance partners for our quota share contracts. We settle these obligations quarterly, net of ceding commissions and ceded losses. We also use cash to pay commissions to brokers, as well as to pay for ongoing operating expenses such as salaries, rent, taxes and interest expense. We use reinsurance to manage the risk that we take on our policies. We cede part of the premiums we receive to our reinsurers and collect cash back when losses subject to our reinsurance coverage are paid.

The timing of our cash flows from operating activities can vary among periods due to the timing by which payments are made or received. Some of our payments and receipts, including loss settlements and subsequent reinsurance receipts, can be significant, so their timing can influence cash flows from operating activities in any given period. Management believes that cash receipts from premiums, proceeds from investment sales and redemptions and investment income are sufficient to cover cash outflows in the foreseeable future.
The following table presents a summary of our cash flows:

	Nine Months Ended September 30,
($ in thousands)	2026	2025	$ Change	% Change
Net cash provided by operating activities	$137,277	$49,552	$87,725	177.0%
Net cash used in investing activities	$(12,410)	$(58,222)	$45,812	(78.7)%
Net cash used in financing activities	$(7,631)	$(10,202)	$2,571	(25.2)%

Change in cash, cash equivalents and restricted cash	$117,236	$(18,872)	$136,108	NM

Comparison of the nine months ended September 30, 2026 and 2025
Operating Activities
Net cash provided by operating activities was approximately $137.3 million for the nine months ended September 30, 2026, compared to $49.6 million for the nine months ended September 30, 2025, an increase of $87.7 million. The increase was primarily driven by favorable changes in operating liabilities, partially offset by unfavorable changes in operating assets.
Investing Activities
Net cash used in investing activities was approximately $12.4 million for the nine months ended September 30, 2026, compared to $58.2 million for the nine months ended September 30, 2025, a reduction of $45.8 million. The reduction was primarily due to fluctuations in the timing of maturities, sales and reinvestments of debt securities held in our available-for-sale investment portfolio, partially offset by increased purchases of fixed assets, and capitalized software.
Financing Activities
Net cash used in financing activities was approximately $7.6 million for the nine months ended September 30, 2026, compared to $10.2 million of net cash used in financing activities for the nine months ended September 30, 2025. The reduction was primarily due to $281.5 million proceeds from debt, and $224.4 million proceeds from issuance of common stock, net of underwriting costs, partially offset by increases in payments on debt of $282.2 million, dividends paid of $194.5 million and debt issuance costs of $3.4 million, $15.0 million used to repurchase preferred stock, and $7.5 million proceeds from issuance of preferred stock in prior year.
Debt
On December 26, 2024, we entered into an amended and restated credit agreement with Regions Bank, which provides for a senior secured credit facility consisting of (i) a $5.0 million revolving credit facility, (ii) a $70.0 million Term Loan A, and (iii) a delayed draw term loan facility of up to $20.0 million that may be borrowed in up to five delayed draw term loans (collectively, the “Old Credit Facility”). At December 31, 2025, we had no borrowings outstanding under the revolving credit facility and an outstanding balance of $63.0 million on the Term Loan A. On May 14, 2026, we repaid the outstanding balance and any accrued and unpaid interest under the Term Loan A and the Term Loan A is no longer outstanding.

On May 14, 2026, we entered into a credit agreement with JPMorgan Chase Bank, N.A., in its capacities as administrative agent, collateral agent, swingline lender and issuing bank, and the guarantors named therein, which provides for a new credit facility consisting of (i) a $200.0 million Term Loan A and (ii) a $100.0 million revolving credit facility (collectively, the “New Credit Facility”).
The New Credit Facility accrues interest at (i) for base rate loans, the highest of (a) the prime rate, (b) the federal funds rate, as in effect from time to time, plus 0.50% per annum, (c) the term secured overnight financing rate (“SOFR”) in effect on such day for a forward-looking interest period of one month commencing on such day, plus 1.00% per annum, and (d) the floor plus 1.00% per annum, in each case plus an applicable margin of (x) if the consolidated total leverage ratio, as defined in the New Credit Facility, is less than or equal to 2.50:1.00, 1.75% , (y) if the consolidated total leverage ratio is greater than 2.50:1.00 but less than or equal to 3.00:1.00, 2.00%, (z) if the consolidated total leverage ratio is greater than 3.00:1.00 but less than or equal to 3.50:1.00, 2.25%, or (aa) if the consolidated total leverage ratio is greater than 3.50:1.00, 2.50%, and (ii) for SOFR based loans, the rate per annum equal to the Term SOFR for the applicable interest period plus an applicable margin of (x) if the consolidated total leverage ratio is less than or equal to 2.50:1.00, 2.75%, (y) if the consolidated total leverage ratio is greater than 2.50:1.00 but less than or equal to 3.00:1.00, 3.00%, (z) if the consolidated total leverage ratio is greater than 3.00:1.00 but less than or equal to 3.50:1.00, 3.25%, or (aa) if the consolidated total leverage ratio is greater than or equal to 3.50:1.00, 3.50%.
On September 29, 2026, we fully extinguished the New Term Loan using a portion of the net proceeds received from the IPO. In connection with this payoff, we paid $200.0 million to the lenders and recognized a $2.5 million loss on debt extinguishment. The loss on debt extinguishment consists of unamortized debt issuance costs and was recognized within Other expenses on the Condensed Consolidated Statements of Operations during the three months ended September 30, 2026. We used the remaining net proceeds received from the IPO, after extinguishing the New Term Loan, and repaid $24.4 million of the outstanding borrowings under its New Revolver.
Reinsurance
We strategically purchase reinsurance from third parties which enhances our business by protecting capital from severity events (either large single event losses or catastrophes) and reducing volatility in our earnings. Our reinsurance contracts are predominantly one (1) year in length and renew annually in June. At each annual renewal, we consider several factors that influence any changes to our reinsurance purchases, including any plans to change the underlying insurance coverage we offer, updated loss activity, the level of our capital and surplus, change in our risk appetite and the cost of availability of reinsurance treaties.
We purchase quota share reinsurance and excess of loss reinsurance to limit our exposure from losses on any one occurrence. The mix of reinsurance purchased considers efficiency, cost, our risk appetite and specific factors of the underlying risks we underwrite.
•Quota share reinsurance refers to a reinsurance contract whereby the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums, net of ceding commission.
•Excess of loss reinsurance refers to a reinsurance contract whereby the reinsurer agrees to assume all or a portion of the ceding company’s losses for an individual claim or an event in excess of a specified amount in exchange for a premium payable amount negotiated between the parties. This definition includes our catastrophe reinsurance program.
OIC and OSI have entered into various net quota share reinsurance agreements providing proportional reinsurance covering the period June 1 through May 31. The treaties include per-occurrence and aggregate loss limitations, loss retention corridors, and also provide for ceding commissions and excess of loss reinsurance allowance. Our agreements generally provide coverage for between 71.5% and

85.0% of all losses across all reinsurers with a single event occurrence limit of between $35.0 million and $40.0 million for catastrophe losses.
Effective January 1, 2025, OIC additionally entered into flood quota share agreements that cover policies classified by us as primary flood business and generally provide coverage of 85.0% of all losses, with an occurrence limit of $10.0 million.
As it relates to catastrophe excess of loss reinsurance, the 2025-2026 reinsurance program provides first event coverage on ultimate net losses up to $845.0 million in excess of $35.0 million. SA Aqualaris, a segregated account reinsurance captive controlled by us, supplements our 2025-2026 reinsurance program, which when combined with our quota share reinsurance, resulted in a first event ultimate net loss retention of $1.5 million for OIC and OSI.
We entered into various treaties covering the period June 1, 2026 through May 31, 2027 (the “2026 Treaty Year”). The following is a summary of the 2026 Treaty Year reinsurance program:
Catastrophe Excess of Loss Reinsurance
The 2026 Treaty Year reinsurance program provides first event coverage on ultimate net losses up to $1,150.0 million in excess of $40.0 million. SAA reinsurance supplements our 2026 Treaty Year reinsurance program, which when combined with our quota share reinsurance, results in a first event ultimate net loss retention of $1.0 million for OIC and OSI.
Reinstatement Premium Protection
We enter into reinstatement premium protection treaties each year including the 2026 Treaty Year. Reinstatement premiums are either prepaid or paid in the period we elect to reinstate coverage after an event. The 2026 Treaty Year reinstatement premium provides second event coverage on ultimate net losses up to $540.0 million in excess of $40.0 million.
Net Quota Share Reinsurance
The 2026 Treaty Year reinsurance program includes various quota share agreements providing proportional reinsurance. The treaties include per-occurrence and aggregate loss limitations, loss retention corridors, and also provide for ceding commissions and excess of loss reinsurance allowance. Our agreements generally provide coverage for 85.0% of all losses across all reinsurers with a gross occurrence limit of $40.0 million for catastrophe losses.
All of our reinsurance recoverables have an AM Best rating of “A-" (Excellent) or better. We have not experienced any credit losses from reinsurance recoverables and have recorded an immaterial allowance for uncollectible reinsurance recoverables as of September 30, 2026 and December 31, 2025. While we only select reinsurers whom we believe to have acceptable credit and AM Best ratings, if our reinsurers are unable to pay the claims for which they are responsible, we ultimately retain primary liability to our policy holders. Hence, failure of the reinsurer to honor its obligations could result in losses to us, and therefore, we establish allowances for amounts considered uncollectible. As of September 30, 2026 and December 31, 2025, the allowance was not material.
Ratings
We have a financial strength rating of “A, Exceptional” (Outlook Stable) from Demotech. Demotech assigns FSR based upon an insurer’s financial information and also considers certain qualitative information. Demotech provides a rating system ranging from A for unsurpassed to L for licensed. Their ratings are based on various factors, including assets, working capital, and administrative costs. This rating is intended to provide an independent opinion of an insurer’s ability to meet its obligation to policyholders and is not an evaluation directed at investors. The financial strength ratings assigned by Demotech have an impact on the ability of the insurance companies to attract and retain agents and brokers and on the risk profiles of the submissions for insurance that the insurance companies receive.

The “A, Exceptional” (Outlook Stable) rating obtained by OIG is consistent with our business plan and allows us to actively pursue relationships with the agents and brokers identified in our marketing plan.
Our wholly owned subsidiary, OIC has a financial strength rating of BBB+ (Outlook Stable) from Kroll Bond Rating Agency, LLC (“KBRA”). KBRA assigns financial strength ratings to insurance companies to provide an opinion regarding their ability to meet policyholder obligations. Insurance financial strength ratings may affect policyholders' and distribution partners' perceptions of an insurer's financial condition and may influence the insurer's ability to write and renew business. KBRA periodically reviews its ratings and may affirm, upgrade, downgrade, or withdraw a rating based on its assessment of the insurer's financial condition and operating performance.
See also “Risk factors—Risks Related to our Business and Industry—Our ability to compete in the property insurance industry and our ability to expand our business is partially dependent on us maintaining our Demotech, Inc. and KBRA ratings, and may be negatively affected by the fact that we do not have a rating from AM Best.”
Other Contractual Obligations
See Note 10—“Long-term Debt” and Note 16—“Leases” in our notes to the interim unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for material changes in contractual obligations at September 30, 2026.
As of December 31, 2025, we had contractual obligations and commercial commitments totaling $117.7 million, comprised of reserves for losses and LAE of $23.4 million, long-term debt of $63.0 million, interest on debt obligations of $22.9 million, and operating lease obligations of $8.4 million. Excluding reserves for losses and LAE (for which the timing of payment is not fixed and cannot be determined on an individual or aggregate basis), we expect approximately $12.9 million of these obligations to be due within the next 12 months (primarily scheduled debt principal, interest, and operating lease payments) and approximately $81.4 million to be due thereafter.
Reserves for losses and LAE represent management’s best estimate of the ultimate cost of settling reported and unreported claims and related expenses; these estimates involve complex and subjective judgments, and actual losses and settlement expenses may differ, potentially materially, from amounts recorded. The assumptions used to estimate the timing of claim payments are based on our experience, as well as industry and peer group claims payment experience; however, due to inherent uncertainty, actual payments in any period may be significantly different than amounts estimated. Amounts disclosed are gross of anticipated reinsurance recoveries; reinsurance does not discharge our obligations to policyholders, and reinsurance recoverables are reported separately as assets. Reinsurance recoverables on reserves for paid and unpaid losses and LAE totaled $95.8 million and $42.2 million as of September 30, 2026 and December 31, 2025, respectively.
Mezzanine equity and Stockholders’ Equity
As of September 30, 2026, mezzanine equity was $0.0 million compared to $15.3 million as of December 31, 2025. On May 14, 2026, we entered into a share repurchase agreement with Acrisure - SI Vehicles, LLC, the existing holder of our preferred stock to redeem all of the issued and outstanding preferred shares for approximately $15.0 million plus accrued but unpaid dividends (the “Share Repurchase”). The Share Repurchase was funded with proceeds from the New Credit Facility.
As of September 30, 2026, stockholders’ equity (deficit) was $52.3 million compared to $12.1 million of equity as of December 31, 2025. On May 14, 2026, we declared and paid a $151.0 million dividend to our common shareholders which was funded with proceeds from the New Credit Facility. On September 3, 2026, we declared and paid a $55.0 million dividend to our common shareholders which was financed by additional drawing from the New Revolver and available cash and cash equivalents on hand.
On September 21, 2026, we closed on our IPO with the sale of 20,000,000 shares of Class A Common Stock at a price to the public of $12.00 per share. After underwriter discounts, commissions and offering expenses, net proceeds to the Company from the IPO were $219.3 million. We incurred $5.1 million of deferred offering costs, which were recorded as a reduction of Additional paid-in capital on the condensed consolidated balance sheets.
Investment Portfolio
Our primary investment objectives are to maintain liquidity, preserve capital and generate a stable level of investment income. We purchase securities that we believe are attractive on a relative value basis and seek to generate returns in excess of predetermined benchmarks. We primarily invest in U.S. Treasury and government agency debt securities. These securities are classified at acquisition on an instrument-by-instrument basis as held-to-maturity or available-for-sale, with this classification driving subsequent measurement and income statement and other comprehensive income presentation. Our investment income consists of cash and cash equivalents, short-term investments, and fixed maturity securities.
Our portfolio is managed by Regions Asset Management through two investment agency agreements (the “IMAs”) entered into with OIC and OSI in December 2024. Under the IMAs, Regions Asset Management receives an administrative advisory fee of 20 basis points charged to assets monthly, subject to a minimum annual fee of $15,000, and is also entitled to receive compensation with respect to third-party investment funds held in the accounts. We incurred $0.2 million of investment management fees to Regions Asset Management for the year ended December 31, 2025 compared to $0.1 million for the year ended December 31, 2024. The IMAs do not require a minimum amount of assets to be maintained in the accounts and parties may terminate the applicable IMA upon 60 days’ prior written notice.
See Note 5— “Investments” in our notes to the interim unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for components of net investment income.

Critical Accounting Policies and Estimates
We believe that the following accounting policies and estimates involve a high degree of judgment and complexity. Accordingly, these are the policies and estimates we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of our operations. We use significant judgment concerning future results and developments in applying these critical accounting policies and estimates and in preparing our interim condensed consolidated financial statements. These judgments and estimates affect our reported amounts of assets, liabilities, revenues and expenses and the disclosure of our material contingent assets and liabilities. For further information, see Note 2—“Summary of Significant Accounting Policies” to our notes to unaudited condensed consolidated financial statements included in this Quarterly Report and our audited consolidated financial statements included in the Prospectus for a description of our other significant accounting policies. The preparation of our interim unaudited condensed consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in those financial statements and accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates. We evaluate our estimates regularly using information that we believe to be relevant.
Unpaid Losses and LAE
The liability for unpaid losses and LAE is our most significant accounting estimate. The liability represents management’s best estimate as to the ultimate cost to settle both reported claims as well as IBNR claims as of the end of the financial statement reporting period. The ultimate cost is net of salvage and subrogation recoveries. Estimating this liability requires significant judgment because many claims are resolved over long periods of time and the ultimate outcome is affected by facts and circumstances that are not known when the reserve is established.

The most significant judgments in establishing unpaid losses and LAE include expected loss severity and frequency, claim emergence and reporting patterns, settlement and payment trends, development on catastrophic losses, the effects of inflation, micro and macroeconomic condition, legal and regulatory developments, as well as the anticipatory level of salvage and subrogation recoveries. These assumptions are evaluated using a combination of claim-level information, historical loss development patterns, actuarial methods, and current market and industry observations. These estimates are particularly sensitive in periods where historical emergence patterns may be less predictive, including more recent accident years and during catastrophic events.
The following tables summarize our liability of unpaid losses and LAE, on a gross basis and net of reinsurance.

	September 30, 2026
($ in thousands)	Gross	% of total	Net	% of total
Case Reserves	$27,621	48.0%	$7,979	49.1%
IBNR	29,895	52.0	8,264	50.9
Total	$57,516	100.0%	$16,243	100.0%

	December 31, 2025
($ in thousands)	Gross	% of total	Net	% of total
Case Reserves	$13,444	57.6%	$5,049	61.8%
IBNR	9,908	42.4	3,116	38.2
Total	$23,352	100.0%	$8,165	100.0%

The following table presents the impact of changes in our loss reserves on our net income for the nine months ended September 30, 2026.

($ in thousands)	Actual	Low Estimate	% Change from Actual	High Estimate	% Change from Actual
Loss and loss adjustment expenses, net	36,769	27,577	(25.0)%	45,961	25.0%
Impact on:
Net income (1)	25,013	31,640	26.5%	18,386	(26.5)%

(1)Assumes an effective tax rate of 27.9%
Because reserve estimates are based on incomplete information, changes in assumptions or emergence patterns can materially affect results in future periods. As claims mature and more information becomes available, we review and update our estimates, and any adjustments are recognized in current-period earnings as favorable or unfavorable prior-year reserve development. The liability is recorded in unpaid losses and LAE within the consolidated balance sheets in the Prospectus and condensed consolidated balance sheets in this Quarterly Report, and changes in the estimate are reflected in the consolidated statements of operations in the Prospectus and condensed consolidated statements of operations in this Quarterly Report.
Actual results may differ from these estimates due to changes in claim severity, frequency, or emergence patterns, particularly in periods impacted by catastrophic events or shifts in macroeconomic conditions.
For further information, see Note 8—“Liability For Unpaid Losses and Loss Adjustment Expenses” in our notes to the interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and in our notes to the condensed consolidated financial statements to the Prospectus.
Reinsurance
Reinsurance is used to reduce exposure to losses arising from insurance policies, manage capacity, and protect capital resources. However, we remain liable for losses incurred under its policies, and,

accordingly, must estimate amounts recoverable from reinsurers and assess the collectability of those recoverables.
Reinsurance requires judgment in estimating amounts recoverable on unpaid losses and LAE and in assessing the collectability of reinsurance recoverables. The assessment of collectability requires judgment regarding the financial condition of reinsurers and the potential for disputes over coverage or claims settlement.
As reinsurance recoverables are based on underlying gross loss estimates, changes in those estimates generally result in corresponding changes to reinsurance recoverables. We evaluate whether an allowance for expected credit losses is required on reinsurance recoverables. This assessment involves judgment regarding reinsurer credit quality, the extent and form of collateral or other credit support, the age of outstanding balances, disputed claim status, and broader macroeconomic conditions. For non-rated reinsurers or reinsurers experiencing financial stress, the evaluation may require more judgment and individualized analysis.
To mitigate the risk of uncollectible reinsurance, we require certain reinsurers, specifically those that are unauthorized, non-admitted, or do not meet our internal financial strength ratings, to post collateral. This collateral typically takes the form of letters of credit issued by qualified U.S. financial institutions or either cash and cash equivalents or investment grade securities held in treaty-specific reinsurance trust accounts. Qualified U.S. financial institutions in the foregoing sentence refer to financial institutions that are organized or licensed under the laws of the United States or any state thereof, are regulated, supervised, and examined by federal or state banking authorities, and meet the strict credit and financial strength standards established by the NAIC Investment Analysis Office and Securities Valuation Office.
The following table presents a list of reinsurers individually exceeding 10% of reinsurance recoverable on paid and unpaid losses, net of collateral at December 31, 2025.

Reinsurer	% of total
Arch Reinsurance Limited	25.8%
Scor Reinsurance Company	13.8%
Harco National Insurance Company	10.3%
Lloyd's Syndicate Number 1985	10.2%

The financial statement impact of these judgments is reflected in reinsurance recoverable, on paid and unpaid losses, net, on the consolidated balance sheets, with changes in estimated ceded losses affecting losses and LAE incurred, and changes in any expected credit loss allowance affecting general and administrative expenses.
Accordingly, changes in assumptions underlying gross loss estimates or in the assessment of reinsurer collectability could materially affect reinsurance recoverables, and, in turn, net losses and results of operations.
For further information, see Note 9—“Reinsurance” in our notes to the interim unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Accounting Pronouncements
We currently qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Accordingly, we are provided the option to adopt new or revised accounting guidance either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies. We have elected to avail ourselves of this extended transition period and, as a result, we will not be required to adopt all new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our IPO; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; and (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.
For further information, see Note 2—“Summary of Significant Accounting Policies” in our notes to the interim unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in interest rates, equity prices, foreign currency exchange rates and commodity prices. The primary components of market risk affecting us are credit risk, interest rate risk and equity rate risk.
Credit Risk
Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. We have exposure to credit risk as a holder of fixed maturity investments. Our risk management strategy and investment policy is to primarily invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories and any one issuer. At December 31, 2025, our fixed maturity portfolio had an average rating of “AA,” with approximately 78% of securities in that portfolio rated “A” or better by at least one nationally recognized rating organization. Our policy is to invest in investment grade securities and to minimize investments in fixed maturities that are unrated or rated below investment grade. At December 31, 2025, approximately 0% of our fixed maturity portfolio was unrated or rated below investment grade. We monitor the financial condition of all of the issuers of fixed maturity securities in our portfolio.
We are exposed to credit losses from reinsurers being unable to meet their obligations. We evaluate the financial condition of potential reinsurers and reinsure our business with highly rated reinsurers. All of our reinsurance recoverables have an AM Best rating of “A-” (Excellent) or better. We have not experienced any credit losses from reinsurance recoverables and have recorded an immaterial allowance for uncollectible reinsurance recoverables as of December 31, 2025.
Interest Rate Risk
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of December 31, 2025, we had cash and cash equivalents, restricted cash, and short-term investments of $162.1 million, consisting of interest-bearing money market accounts and investments in corporate notes and government agency securities, for which the fair market value would be affected by changes in the general level of United States interest rates. However, due to the short-term maturities and the low-risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash and investments.
We are also exposed to changes in interest rates on our New Credit Facility, which bears interest at a variable rate tied to 1‑month CME Term SOFR (subject to any applicable credit spread). As of September 30, 2026, we had $57.1 million of outstanding principal under our New Credit Facility. A hypothetical 100 basis point increase (decrease) in SOFR would be expected to increase (decrease) our annualized cash interest expense by approximately $0.6 million.
Item 4. Controls and Procedures
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We are subject to routine legal proceedings in the normal course of operating our insurance business. We are not currently involved in any legal proceedings which reasonably could be expected to have a material adverse effect on our business, results of operations or financial condition.
Item 1A. Risk Factors
Investing in our Class A common stock involves risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the Prospectus. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, and growth prospects. In such an event, the market price of our Class A common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
Risks Related to our Business and Industry
Our distribution model depends on third-party active independent agents, and any failure by those agents to consistently promote our products or the loss of any key agent or broker relationships could adversely affect our business.
We generate a majority of our sales through third-party active independent agents. The approximately 17,000 active independent agents as of September 30, 2026 who generate our policy sales operate within a diverse network that includes independent agents, brokers, and referral partners. This distribution model exposes us to meaningful third-party risks relating to agent prioritization, agent attrition and sales productivity and competition within distribution channels, as well as regulatory and reputational risks. Competition exists for the services and allegiance of third-party agents. Third-party agents have discretion over which insurance products they recommend to customers and also represent other insurers. If our agents choose to prioritize offerings from other providers due to familiarity, perceived reliability, or regulatory incentives, or shift their focus to competing insurance providers based on superior pricing, more attractive commission structures, enhanced coverage options, or for any other reason, our ability to generate new policies may be adversely affected. Similarly, a decline in agent productivity, whether due to reduced customer activity, economic factors, or lack of engagement with our products could significantly reduce our revenue, and insufficient training or support for agents could result in fewer policies sold or misrepresentation of our offerings. Agents who fail to comply with regulatory standards, whether by misrepresenting policy terms or engaging in unethical practices, could also expose us to legal liabilities and reputational harm, and increased regulatory scrutiny resulting from third-party agent misconduct could lead to fines, operational disruptions, or a loss of market credibility.
We review the financial condition of potential new agents before we agree to transact business with them, and we periodically review the agencies and agents with whom we do business to identify those that are not aligned with our business objectives. Following these periodic reviews, we may restrict such distributors’ access to certain types of products or terminate our relationship with them, subject to applicable contractual and regulatory requirements that limit our ability to terminate agents or require us to renew policies. Even through the utilization of these measures, we may not achieve the desired results.
Because we rely on these distributors as our sales channel, any deterioration in the relationships with our distributors or failure to provide competitive compensation could lead our distributors to place more premium with other carriers and less premium with us. In addition, we could be adversely affected if the distributors with whom we do business exceed their granted authority, fail to transfer collected premium to us or breach the obligations that they owe to us. Although we routinely monitor our distribution relationships, such actions could expose us to liability.
Also, if insurance distribution firm consolidation continues at its current pace or increases in the future, our sales channels could be affected in a number of ways, including loss of market access or market share in certain geographic areas. Specifically, we could be negatively affected due to loss of talent as the people or individual agents most knowledgeable about our products and with whom we have developed strong working relationships, or that represent a larger portion of our business, exit the business following an acquisition, or increases in our commission costs as larger distributors acquire more negotiating leverage over their fees. Any such disruption that materially affects our sales channel could have a negative impact on our business, financial condition, and results of operations.
As the speed of digitization accelerates, we are subject to risks associated with both our distributors and their ability to keep pace. In an increasingly digital world, distributors who cannot provide a digital or technology-driven experience risk losing customers who demand such an experience, and such customers may choose to utilize more technology-driven distributors.
Finally, high turnover among independent agents or changes in agent affiliations can lead to disruptions in our distribution network. Our ability to compete effectively depends on maintaining strong relationships with the agents distributing our products and providing them with compelling reasons to prioritize Orion180 products, such as delivering a strong agent and policyholder-focused experience. Furthermore, our ability to retain and attract new agents to distribute our products to new customers may be influenced by our existing agent and policyholder relationships. While currently no single agency branch represents more than 6.5% of our written premiums as of December 31, 2025, we cannot be certain that any loss of a significant agent or broker relationship would be replaced by relationships with or other business from other agency partners, existing or new. If a substantial number of agents cease to represent us or choose to represent alternative insurance companies due to more competitive commissions, technology, responsive support, or any other factor, our ability to generate new policies and maintain policyholder relationships would be adversely impacted. Any significant disruption in these relationships could adversely affect our business, financial condition, results of operations, and growth prospects.
We have experienced rapid growth in recent years, and our recent growth rates may not be indicative of our future growth.
We have experienced significant revenue growth in recent years. In future periods, we may not be able to sustain revenue growth consistently with recent history, or at all. We believe our revenue growth depends on a number of factors, including, but not limited to, our ability to:
◦price our products effectively so that we are able to attract and retain insureds without compromising our profitability;
◦successfully deploy and implement our products, obtain renewals and provide our distribution partners with excellent support;
◦attract and retain highly qualified claims professionals;
◦enhance our infrastructure and data reporting systems to ensure that we can effectively and efficiently deliver our products;
◦maintain current revenue share rates for reinsurance;
◦successfully expand into new geographic markets;
◦successfully introduce new products and enhance existing products;
◦successfully compete against larger companies and new market entrants; and
◦increase awareness of our brand.

We may not successfully accomplish any of these objectives and as a result, it is difficult for us to forecast our future results of operations. Our historical growth rate should not be considered indicative of our future performance and may decline in the future. In future periods, our revenue could grow more slowly than in recent years or decline for any number of reasons, including those outlined herein. We also expect that our operating expenses could increase in future periods and if our revenue growth does not increase to offset these possible increases, our business, financial position, and results of operations could be harmed and we may not be able to achieve or maintain profitability.
Our rapid growth may place significant demands on our resources, systems, and personnel, which could adversely impact our business.
We have experienced rapid growth since our inaugural full year of operations in 2018. Our continued success depends on our ability to effectively manage and sustain this growth and our efforts to expand our operations, policyholder base, and geographic reach can place significant demands on our resources, systems, and personnel.
For example, rapid growth may outpace our existing technical infrastructure, technology, and processes, leading to inefficiencies, delays, or operational disruptions. Inadequate systems to manage policy issuance or agent or policyholder support could harm our reputation and policyholder satisfaction. Growth may also require attracting, hiring, and retaining skilled employees, including actuaries, underwriters, claims professionals, engineers, data scientists, and policyholder service representatives, and increased competition for talent in the insurance industry may make it challenging to expand our workforce if needed to support our expansion. See also “-We may not be able to attract and retain the key employees and highly skilled people we need to support our business.”
Further, if we expand into new markets, the complexity of complying with diverse regulatory requirements and managing relationships with agents, reinsurers, and third-party vendors in those markets will increase. Failure to adequately scale operations to address these complexities could limit our ability to grow effectively. If we are unable to manage the demands of our growth effectively, it could result in operational inefficiencies, policyholder dissatisfaction, and financial challenges, which could adversely impact our business, financial condition, results of operations, and growth prospects.
If we are unable to effectively manage our claims adjustment process, our business, financial condition, results of operations, and prospects could be adversely affected.
Our ability to manage claims effectively is an important factor in our success and profitability. We handle claims adjustment primarily through our in-house claims management team, which includes approximately 60 field adjusters. Many factors affect our ability to pay claims accurately and timely, including:
◦the training, background, and experience of our claims representatives and adjusters;
◦the accuracy of our adjusters in making their assessments and submitting damage estimates;
◦our ability to translate adjuster information into acceptable claims resolutions;
◦the effectiveness of our claims management and supervision;
◦our ability to develop, select, implement, and maintain appropriate procedures, technologies, and systems to support our claims functions;
◦our ability to ensure consistent, timely, and accurate claims handling;
◦our ability to detect fraudulent claims; and
◦our ability to attract and retain qualified claims handling personnel.
If our claims department fails to pay claims accurately or timely, or if we otherwise fail to effectively manage the claims adjustment process, we could be subject to regulatory and administrative actions or material litigation, including bad faith claims, could undermine our reputation in the marketplace, impair our corporate image, and negatively impact our business, financial condition, results of operations, and prospects. Additionally, if we are unable to train new claims adjusting employees effectively, or if we lose a significant number of our experienced claims adjusting employees, our ability to handle an increasing claims workload as we continue to grow could be adversely affected.
Competition in our industry is intense, and if we are unable to compete effectively, our ability to grow and maintain market share and our financial results may be negatively affected.
The property insurance industry is highly competitive, and we expect competition to intensify as the industry continues to evolve. We compete not only with other specialty insurers, MGAs, and program administrators, but also with national and regional insurance companies, mutual companies, other underwriting organizations, and alternative risk sharing mechanisms. Competition in the property insurance market is based on many factors, including price of coverage, general reputation and perceived financial strength, relationships with distribution partners, terms and conditions of products offered, ratings assigned by independent rating agencies, speed of claims payment and reputation, quality of service to policyholders and agents, coverage options, technology and ease of doing business, and the experience and reputation of our underwriting team.
Some of our competitors may have certain competitive advantages over us, including greater financial resources, longer operating histories, increased name recognition, increased loyalty of their customer base, reduced per-policy acquisition costs, and established relationships with agents and brokers. Larger and more established insurance companies may also have lower operating costs and an ability to absorb greater risk while maintaining their financial strength ratings, thereby allowing them to price their products more competitively. We may not be able to compete successfully against current or future competitors, and competitive pressures may have an adverse effect on our business, financial condition, results of operations, and prospects.
With respect to our homeowners insurance products, we face competition from both admitted market carriers and other excess and surplus lines insurers. During periods of intense competition or “soft” market conditions, the E&S market may shrink as standard insurance carriers expand their risk appetite and extend coverage to risks that would otherwise be placed in the E&S market. Customers that were previously driven into the E&S market may return to the admitted market, which could exacerbate the effects of rate decreases on our financial results. We also face competition from residual market entities that serve as insurers of last resort. These entities may offer pricing or coverage terms that are competitive with or more favorable than our offerings due to their governmental backing and structure.
With respect to our flood insurance products, we face significant competition from the NFIP, which holds approximately 90% of the market share. As the dominant insurance provider, the NFIP benefits from strong federal backing and widespread consumer recognition. Its significant market presence and subsidized pricing in certain areas can limit our ability to compete solely on cost and thus create challenges for private insurers, including us, to compete effectively. Alternatively, customers may perceive the NFIP as a safer or more affordable option, even in cases where private insurance offers superior coverage. Adjustments to the NFIP’s pricing, coverage options, or underwriting guidelines could also significantly alter the competitive landscape. If the NFIP were to lower premiums or simplify its processes, private insurers, including us, may face increased difficulty in retaining or growing their policyholder base.
In recent years, the insurance industry has undergone increasing consolidation, which may further intensify competition. The cost, capital, and insurance synergies and combined underwriting leverage resulting from consolidation may mean larger insurers are able to compete more effectively and may be more attractive than us to brokers and agents looking to place business. Private equity sponsors have also invested significantly in the insurance sector, providing additional capital to our competitors and potential new entrants.
Industry developments could further increase competition, including: an influx of new capital in the marketplace as existing companies attempt to expand their businesses and new companies attempt to enter the insurance business; an increase in programs in which state-sponsored entities provide property insurance in catastrophe-prone areas; the development of new distribution channels, including direct-to-consumer platforms; and changes in the regulatory and political climate. These developments could make the property insurance marketplace more competitive by increasing the supply of insurance available.
The highly competitive nature of the property insurance market, including competition from the NFIP with respect to our flood products and from admitted carriers and residual markets with respect to our homeowners products, could result in pricing pressures, reduced policy retention, increased marketing costs, or difficulty acquiring new policyholders. If we are unable to effectively compete, our market share, business, financial condition, results of operations, and growth prospects could be adversely affected.
Increased commission requirements from our distribution partners could have an adverse impact on our profits.
Our policy sales are generated through third-party distribution agents, who play an important role in generating sales and expanding our market reach. If our distribution partners increased their commission requirements for any reason, our financial performance could be adversely affected. Several factors could lead to an increase in such commission expenses, including competitive pressures in the market, market conditions, and regulatory changes. Agents have the flexibility to promote multiple insurance providers. To remain competitive, we may need to increase commission rates, bonuses, or incentives to retain and attract high-performing third-party partners. In addition, economic downturns or reductions in consumer demand for homeowners, flood, and other property insurance could prompt agents to negotiate higher commissions to offset lower policy volumes. Finally, future regulations or industry standards could require insurers to adjust commission structures, which may lead to higher payout obligations. Any increase in commission expenses would have an adverse effect on our margins and, if we are unable to offset higher commission costs through pricing adjustments or operational efficiencies, our business, financial condition, and results of operations could be adversely impacted.
Because the revenue we earn on the sale of certain insurance products is based on premiums and commission rates set by our reinsurance partners, any reductions, volatility, or adverse trends in these premiums or commission rates could adversely impact our revenue and profitability.
A significant portion of our revenue is derived from commissions set by our reinsurance partners that underwrite the policies we sell. These commissions are typically calculated as a fixed percentage of the premiums charged to policyholders, making our financial performance sensitive to changes in commission rates year-over-year. As a result, any decline in commission rates, whether driven by market conditions, carrier profitability, or regulatory changes, could adversely affect our business. Our reinsurance partners may face financial challenges stemming from increased claims activity, catastrophic events, rising reinsurance costs, or regulatory changes and, in response, may look to reduce commission rates to manage expenses or may reassess their underwriting profitability, which could also lead to pricing adjustments, tighter underwriting criteria, or reductions in commissions. In addition, economic downturns that result in downward pressure on policy premiums may decrease our commission-based revenue.
Because commissions represent a key source of our income, any reduction in the amounts of these commissions could require us to identify alternative revenue streams, reduce operating expenses, or accept diminished profitability. In addition, failure to effectively adapt to changes in commission structures could hinder our ability to execute our growth strategy and maintain our competitive position in the flood insurance market. Any such impacts could have an adverse effect on our business, financial condition, and results of operations.
We may be unable to continue purchasing third-party reinsurance in amounts we desire on commercially acceptable terms or on terms that adequately protect us, and this inability may adversely affect our business, financial condition, and results of operations.
We strategically purchase reinsurance from third parties which enhances our business by protecting capital from severity events (either large single event losses or catastrophes) and reducing volatility in our earnings. Reinsurance involves transferring, or ceding, a portion of our risk exposure on policies that we write to another insurer, the reinsurer, in exchange for a cost. We currently maintain relationships with approximately 50 reinsurance partners providing XOL coverage and 11 additional quota share reinsurance partners, certain of whom we rely upon for significant portions of our ceded risk exposure, such as Arch Reinsurance Limited, Scor Reinsurance Company, Harco National Insurance Company, and Lloyd’s Syndicate Number 1985. For additional information on the amount of risk exposure, see “Management’s Discussion and Analysis-Critical Accounting Policies and Estimates.” If we are unable to renew our expiring contracts, enter into new reinsurance arrangements on acceptable terms or expand our coverage, our loss exposure could increase, which would increase our potential losses related to loss events. If we are unwilling to bear an increase in loss exposure, we may need to reduce the level of our underwriting commitments, which could adversely affect our business, financial condition, and results of operations.
There are situations in which reinsurers may exclude certain coverages from, or alter terms in, the reinsurance contracts we enter into with them. As a result, we, like other insurance companies, could write insurance policies which to some extent do not have the benefit of reinsurance protection. These gaps in reinsurance protection expose us to greater risk and greater potential losses.
Additionally, the adequacy of our reinsurance to mitigate underwriting risk is subject to a number of limitations. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (as the ceding insurer) of our primary liability to our policyholders. Reinsurers may default in their financial obligations to us as the result of insolvency, lack of liquidity, operational failure, fraud, asserted defenses based on agreement wordings or the principle of utmost good faith, asserted deficiencies in the documentation of agreements or other reasons. Furthermore, reinsurance contracts may contain exclusions, sublimits, or other restrictions that limit the extent of risk transfer. As a result, there can be no assurance that our reinsurance arrangements will be sufficient to protect us from all or a substantial portion of the losses we may incur.
The reinsurance market historically has been a cyclical market characterized by periods of sufficient or excess capital (soft market cycle) as well as shortages of capital (hard market cycle). Market conditions have limited, and in some cases prevented, insurers from obtaining the types and amounts of reinsurance they consider adequate for their business needs. As a result, we may not be able to purchase reinsurance in the areas and for the amounts we desire or on terms we deem acceptable or at all. A hard market cycle may increase our cost of reinsurance, force us to increase our loss retention, or limit the amount of reinsurance we are able to purchase, all of which would have an adverse impact on our business and results of operations. Although the reinsurance market is transitioning from a harder market cycle to a softer market cycle, the extent and duration of such softer reinsurance market conditions are unknown and could be reversed due to financial market events or catastrophe losses.
In addition, we may model premium and loss assumptions in connection with structured quota share reinsurance arrangements. If the assumptions underlying these arrangements prove inaccurate, or if we fail to meet targeted growth levels or incur losses in excess of established allowances under such arrangements, our business, financial condition, and results of operations could be negatively impacted.
We are subject to reinsurance counterparty credit risk.
The reinsurance contracts that we enter into to help manage our risks require us to pay premiums to the reinsurance carriers who will in turn reimburse us for a portion of covered policy claims. In some cases, a reinsurer will be called upon to reimburse us for policy claims many years after a claim is made and paid. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the ceding insurer) of our primary liability to our policyholders. Our current reinsurance program is designed to limit our financial risk. Our reinsurers may not pay claims made by us on a timely basis, or they may not pay some or all of these claims. For example, reinsurers may default in their financial obligations to us as the result of insolvency, lack of liquidity, operational failure, fraud, asserted defenses based on agreement wordings or the principle of utmost good faith, asserted deficiencies in the documentation of agreements, or other reasons. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time-consuming, costly, and uncertain of success. We evaluate each reinsurance claim based on the facts of the case, historical experience with the reinsurer on similar claims and existing case law and include any amounts deemed uncollectible from the reinsurer in our reserve for uncollectible reinsurance. As of September 30, 2026, we had $95.8 million of reinsurance recoverable, net of allowance for credit losses of approximately $0.1 million. These risks could cause us to incur increased net losses, and, therefore, adversely affect our business, financial condition, and results of operations.
Our actual incurred losses may be greater than our loss and loss adjustment expense reserves, which could have an adverse effect on our business, results of operations, and financial condition.
Our business, financial condition, and results of operations depend on our ability to accurately assess potential losses and loss adjustment expenses (“LAE”) under the terms of the policies we underwrite. Reserves do not represent an exact calculation of liability. Rather, reserves represent an estimate of what the expected ultimate settlement and administration of claims will cost, and the ultimate liability may be greater or less than the current estimate. In our industry, there is always the risk that reserves may prove inadequate as it is possible for us to underestimate the cost of claims and claims administration.
We base our estimates on our assessment of known facts and circumstances, as well as estimates of future trends in claim severity, claim frequency, judicial theories of liability and other factors. These variables are affected by both internal and external events that could increase our exposure to losses, including changes in actuarial projections, claims handling procedures, inflation, severe weather, climate change, economic and judicial trends and legislative changes. We regularly monitor reserves using new information on reported claims and a variety of statistical techniques to update our current estimate. Our estimates could prove to be inadequate, and this underestimation could have an adverse effect on our financial condition.
Recorded claim reserves, including case reserves and incurred but not reported (“IBNR”) claims reserves, are based on our estimates of losses after considering known facts and interpretations of the circumstances, including settlement agreements. Additionally, models that rely on the assumption that past loss development patterns will persist into the future are used. Internal factors are considered including our experience with similar cases, actual claims paid, historical trends involving claim payment patterns, pending levels of unpaid claims, loss management programs, product mix, contractual terms and changes in claim reporting and settlement practices. External factors are also considered, such as court decisions, changes in law and litigation imposing unintended coverage. Regulatory requirements and economic conditions are also considered.
Since reserves are estimates of the unpaid portion of losses that have occurred, including IBNR losses, the establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain and complex process that is regularly refined to reflect current estimation processes and practices. The ultimate cost of losses may vary significantly from recorded reserves and such variance may adversely affect our results of operations and financial condition as the reserves and reinsurance recoverables are re-estimated.
If any of our insurance reserves should prove to be inadequate for the reasons discussed above, or for any other reason, we will be required to increase reserves, resulting in a reduction in our net income and shareholders’ equity in the period in which the deficiency is identified. Future loss experience substantially in excess of established reserves could also have an adverse effect on future earnings and liquidity and financial rating, which would affect our ability to attract new business or to retain existing customers.
Our success depends on our ability to accurately price the risks we underwrite.
Our business, financial condition, and results of operations depend on our ability to underwrite and set premium rates accurately for a wide variety of risks. Rate adequacy is necessary to generate sufficient premiums to pay losses, LAE, reinsurance costs and underwriting expenses and to earn a profit. In order to price our products accurately, we must collect and properly analyze a substantial amount of data;

develop, test and apply appropriate rating formulas; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. Our ability to successfully perform these tasks, and as a result price our products accurately, is subject to a number of risks and uncertainties, some of which are outside our control, including:
◦the availability of sufficient reliable data and our ability to properly analyze available data;
◦the uncertainties and limitations that inherently characterize estimates and assumptions that underpin reinsurance models used in the insurance industry;
◦the risk of adverse selection as an E&S carrier, where some agents may choose to place their preferred business with admitted carriers and use E&S carriers in their traditional role as a market of last resort;
◦our selection and application of appropriate rating and pricing techniques;
◦changes in legal standards, claim resolution practices and restoration costs;
◦legislatively imposed consumer initiatives; and
◦regulatory delays in approving filed rate changes.
Generally, adverse selection in the E&S business will impact us by attracting business with more volatile pricing and/or profitability, either due to the underlying nature of the risk or the limited credibility of the data used to establish pricing for the particular type of business. While the E&S platform allows us to update the prices quickly at a segmented level to respond to any profit pressures resulting from potential adverse selection or non-renewing businesses which are performing poorly, there will be a lag between the identification and corrective action that could impact our profitability.
In addition, we could underprice risks, which would negatively affect our profit margins. We could also overprice risks, which could reduce the number of policies we write and our competitiveness. In either event, our profitability could be adversely affected.
If we are unable to successfully launch additional products or expand our product offerings, including into new markets, it may impact our ability to continue to grow revenue.
In the future, we may choose to expand our product offerings. Introducing new insurance products and new or existing product offerings into new markets would allow us to diversify our revenues, attract a broader policyholder base, and increase policyholder retention. Our ability to successfully develop and launch such initiatives is subject to several risks and challenges, including market demand and adoption, regulatory approvals and compliance, competition, operational and technical challenges, and reinsurance and capital constraints.
The success of any new initiative depends on policyholder demand, agent adoption, and overall market conditions. If our new initiatives fail to attract sufficient policyholders or fail to gain traction among distribution partners, they may not generate the revenue we expect. Expanding into new insurance products and new geographies may require approval from state, federal, or other applicable regulators in such geographies, which can be a lengthy and complex process. In addition, established insurers and new market entrants may already offer similar products or introduce competing solutions, making it more difficult for us to differentiate our offerings and gain market share, and any delays, denials, or regulatory changes could also hinder our ability to bring new products to market.
Developing and launching new products and new or existing product offerings into new markets may also require enhancements to our proprietary technology, underwriting models, and policyholder service capabilities. Any shortcomings in these areas could limit the effectiveness of new offerings. New insurance products would also require support from new or existing insurance and reinsurance partners, and if we are unable to secure such additional support or new partnerships on favorable terms or at all, our ability to introduce new products or to enter into new geographies may be limited.

If we are unable to successfully develop, launch, and scale new products or to expand into new geographies, our ability to generate additional revenue and sustain growth and our business, financial condition, and results of operations may be adversely affected.
Our ability to compete in the property insurance industry and our ability to expand our business is partially dependent on us maintaining our Demotech, Inc. and KBRA ratings, and may be negatively affected by the fact that we do not have a rating from AM Best.
Each of OIC and OSI currently has a Financial Stability Rating (“FSR”) of A, Exceptional from Demotech, Inc. (“Demotech”), a financial analysis firm that provides FSRs and consulting services for property and casualty insurance companies and title underwriters. Demotech provides financial stability ratings to insurance companies of all sizes. When providing a rating, Demotech evaluates total assets, liabilities, revenues and expenses, working capital, administrative expenses, net income, surplus, receivables, amount of business written, industry focus and business model, among others. Furthermore, OIC has a financial strength rating of “BBB+” from KBRA with a “Stable” outlook, as affirmed on June 11, 2026.
While our Demotech rating has proved satisfactory to date, we cannot assure you that this rating will remain at its current level. While our reinsurance contracts do not presently include any provisions that limit the extent of risk transfer, or allow the reinsurer to terminate the applicable contract, in the event of a downgrade in our financial strength rating, our future reinsurance contracts may contain such provisions, which may affect the adequacy of our reinsurance to mitigate underwriting risk. Additionally, a downgrade or withdrawal of our rating could severely limit or prevent us from writing new and renewal reinsurance contracts, or require us to post additional collateral in order to obtain adequate reinsurance coverage.
Furthermore, we do not currently have a rating from AM Best. We do not currently intend to seek a rating from AM Best because, in order to receive a satisfactory rating from AM Best, we would be required to forgo certain revenues and efficiency of size. Specifically, AM Best may require us to limit or exit certain lines of business that generate higher revenues but are considered higher risk, and to maintain higher levels of capital, which could restrict our growth and reduce the operational efficiencies associated with larger scale. It is possible that some prospective customers may be reluctant to do business with a company that is not rated by AM Best and not having an AM Best rating may prevent us from expanding our business or limit our access to credit from certain financial institutions, which may in turn limit our ability to compete with large, national insurance companies and certain regional insurance companies.
Reliance on the Orion180 brand is critical to our success, and any failure to maintain or enhance our brand or any damage to our reputation could adversely impact our business.
Our brand is a cornerstone of our business, and our reputation is a key factor in attracting policyholders, distribution partners, reinsurers, and other partners. Maintaining a strong and trusted brand is essential to our competitive positioning and long-term success. A weakened brand or damage to our reputation could result in reduced demand for our products, decreased agent engagement, less favorable terms from distribution partners, or less desire by reinsurers to partner with us, or challenges in partnering with other key service providers. A decline in brand recognition or policyholder trust could also hinder our ability to stand out in the marketplace and make us less attractive to current and prospective employees relative to our competitors, particularly given the intensely competitive market for highly skilled employees.
Negative publicity and unfavorable opinions or reviews from policyholders, whether related to claims handling, policy terms, policyholder service, underwriting practices, data security breaches, the use of our technology for illegal or objectionable applications (including AI and ML applications that present ethical, regulatory, or other issues), or any other factors could erode trust in the Orion180 brand. Also, negative experiences related to claims handling or policyholder service could also result in complaints, reduced policyholder retention, or unfavorable online reviews. Delays, denials, or disputes by or with reinsurers could also be attributed to us, harming our relationships and public image. In addition, issues such as system outages, data breaches, or errors in underwriting and pricing could undermine trust in our brand and products, and any investigations, fines, or lawsuits could damage our reputation with existing policyholders, reinsurers, distribution partners, and other stakeholders as well as our ability to obtain new policyholders, reinsurers and distribution partners. Further, media coverage of any perceived shortcomings, such as allegations of unethical practices, discrimination, unfair pricing, or incomplete or misleading characterizations of our financial condition, including portrayals of our capitalization as leveraged based on the financial reports of individual insurance entities within our group without consideration of the financial strength and resources of the entire insurance group, could erode confidence in our company. Any such adverse impacts on our brand or reputation could lead to decreased policyholder loyalty, reduced policy sales, and challenges in retaining distribution partner and reinsurer relationships.
Moreover, repairing our brand and reputation in the case of any adverse event may be difficult, time consuming, and expensive. Our failure to quickly respond to and address, or the appearance of our failure to respond to and address, corporate crises and other issues that give rise to reputational risk could significantly harm our brand and reputation, which could result in loss of trust from our policyholders, third-party partners, and employees and could lead to an increase in litigation claims and asserted damages or subject us to regulatory actions or restrictions.
Maintaining and enhancing our brand also requires ongoing investment in marketing, technology, and policyholder experience. If these efforts fail to produce the desired results or if competitors outperform us in brand perception, it could limit our growth opportunities. The loss of confidence in, or any failure to maintain or enhance, the Orion180 brand or our reputation could adversely affect our ability to attract and retain policyholders, agents, and partners, thereby negatively impacting our business, financial condition, results of operations, and growth prospects.
We are highly dependent on the services of our senior management team, including our Chief Executive Officer.
The continued success of our business is highly dependent on the expertise and leadership of our senior management team, including our Founder and Chief Executive Officer, Kenneth Gregg, who has been the driving force behind our success since our inception. Mr. Gregg has played, and continues to play, a critical role in shaping our strategic direction, fostering key relationships with reinsurance partners and distribution and agency partners, and driving innovation within our business and the E&S insurance industry. Mr. Gregg’s and our senior management team’s extensive experience in finance, insurance, and technology has been instrumental in our growth and market differentiation. The unexpected loss of Mr. Gregg or other members of our senior management team could disrupt our operations and impact our ability to continue executing our business strategy with the same level of effectiveness. Finding a successor with a comparable vision and capability to maintain the momentum and direction that Mr. Gregg and our senior management team have established for us would present a substantial challenge. Furthermore, Mr. Gregg’s departure could lead to instability within Orion180, potentially affecting the morale and productivity of our team, which has been crucial in our rapid growth and innovation. The potential uncertainty surrounding such a leadership transition could also undermine confidence among our policyholders, partners, and investors as well as other stakeholders who are integral to our continued success and expansion, and any perceived weakening of our leadership could be exploited by our competitors. As a result of their instrumental role in our business, if Mr. Gregg or other members of our senior management team were to discontinue their service to Orion180 due to death, disability, or for any other reason, our business, financial condition, results of operations, and growth prospects could be adversely affected.
We may not be able to attract and retain the key employees and highly skilled people we need to support our business.
Our success depends, in large part, on our ability to attract and retain talent, which may be difficult due to the intense competition in our industry and the technology industry generally for key employees with demonstrated ability. We rely on a team of highly skilled underwriters, analysts, actuaries, claims administrators and other personnel, including engineers, data scientists, and other technical professionals who are responsible for the development, enhancement, and maintenance of our proprietary technology. This team’s expertise in machine learning, geospatial analytics, and data modeling is important to ensuring our ongoing success and our ability to remain competitive. The loss of key talent or critical members of our team could impair our ability to maintain our current competitive position in the markets in which we operate, refine our risk assessment capabilities, address evolving market needs, or respond effectively to competitive pressures and could disrupt operations, delay strategic initiatives, and undermine our relationships with reinsurers, distribution partners, and policyholders. Replacing such individuals may require substantial time and resources, and there is no assurance that we could identify suitable candidates with comparable expertise. We also rely on employees with specific licenses. The departure of key licensed individuals could immediately impact our ability to place new business or service existing policies in affected states until we can obtain new individual licenses.
If we cannot maintain the valuable aspects of our Company’s culture as we grow, our business may be harmed.
We believe that our company culture, including our management philosophy, has been a critical component to our success and that our culture creates an environment that drives and perpetuates our overall business strategy. We have invested substantial time and resources in building our team and we expect to continue to hire aggressively as we expand. As we grow and mature, we may find it difficult to maintain the valuable aspects of our company culture.
Any failure to preserve our culture could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively and execute on our business strategy. If we are unsuccessful in recruiting, hiring, training, managing and integrating new employees, or retaining our existing employees, or if we fail to preserve the valuable aspects of our company culture, it could materially impair our ability to service and attract new clients, all of which would adversely affect our business, financial condition, and results of operations.
Unexpected changes in the interpretation of our coverage or provisions, including loss limitations and exclusions in our policies, could have an adverse effect on our business, financial condition, and results of operations.
There can be no assurances that loss limitations or exclusions in our policies will be enforceable in the manner we intend. As industry practices and legal, judicial, social, and other conditions change, unexpected and unintended issues related to claims and coverage may emerge. For example, many of our policies limit the period during which a policyholder may bring a claim, which may be shorter than the statutory period under which such claims can be brought against our policyholders. While these limitations and exclusions help us assess and mitigate our loss exposure, it is possible that a court or regulatory authority could nullify or void a limitation or exclusion or legislation could be enacted modifying or barring the use of such limitations or exclusions. These types of governmental actions could result in higher than anticipated losses and loss adjustment expense, which could have an adverse effect on our financial condition or results of operations. In addition, court decisions, such as the 1995 Montrose decision in California, in which the California Supreme Court eliminated long standing coverage limitations by a narrow reading of policy exclusions, could read policy exclusions narrowly so as to expand coverage, thereby requiring insurers to create and write new exclusions.
These issues may adversely affect our business by either broadening coverage beyond our underwriting intent or by increasing the frequency or severity of claims. In some instances, these changes may not become apparent until sometime after we have issued insurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance contracts may not be known for many years after a contract is issued.
We may be unable to prevent, monitor or detect fraudulent activity, including policy acquisitions or payments of claims that are fraudulent in nature.
If we fail to maintain adequate systems and processes to prevent, monitor and detect fraud, including employee fraud, fraudulent policy acquisitions, vendor fraud or fraudulent claims activity, or if inadvertent errors occur with such prevention, monitoring and detection systems due to human or computer error, business, financial condition, and results of operations could be adversely affected. While we believe past incidents of fraudulent activity by our agent partners or policyholders have been minor and isolated, we cannot be certain that our systems and processes will always be adequate in the face of increasingly sophisticated and ever-changing fraud schemes. We use a variety of tools to protect against fraud, but these tools may not always be successful at preventing such fraud.
If actual renewals of our existing contracts do not meet expectations, our written premiums in future years and our future results of operations and prospects could be adversely affected.
Many of our contracts are written for a one-year term. In our financial forecasting process, we make assumptions about the rates of renewal of our prior year’s contracts. The insurance and reinsurance industries have historically been cyclical businesses with intense price competition due to excessive underwriting capacity, as well as periods when shortages of capacity permitted an increase in pricing and, thus, more favorable underwriting profits. An increase in premium levels is often offset over time by an increasing supply of insurance capacity in the form of capital provided by new entrants and existing insurers, which may cause prices to decrease. Additionally, during periods of intense competition, the E&S market may shrink as standard insurance carriers expand risk appetite and extend coverage to the E&S market. Any of these factors could lead to a significant reduction in premium rates, less favorable policy terms, and fewer opportunities to underwrite insurance risk. If we are unable to modify our pricing in response to such fluctuations to stay competitive and retain our customers, our business, financial condition, results of operations, and cash flows may be adversely affected. In addition, if actual renewals do not meet expectations or if we choose not to write a renewal because of pricing conditions, our written premiums in future years and our future operations and prospects would be adversely affected.
We may act based on inaccurate or incomplete information regarding the policies we underwrite.
We rely on information provided by insureds or their representatives when underwriting insurance policies. While we may make inquiries to validate or supplement the information provided, we may make underwriting decisions based on incorrect or incomplete information. It is possible that we will misunderstand the nature or extent of the activities or facilities and the corresponding extent of the risks that we insure because of our reliance on inadequate or inaccurate information. See also “Risks Related to Intellectual Property, Data, and Cybersecurity-Errors in underwriting or data modeling could harm our reputation, competitive position, and financial results.”
We use analytical models to assist our decision making in key areas such as underwriting, claims, reserving, and catastrophe risks but actual results could differ from the model outputs and related analyses.
We have made substantial investments to develop proprietary analytic and modeling capabilities to facilitate our underwriting, risk management, capital modeling, and allocation and risk assessments relating to the risks we assume. We also use vendor models where available and, where appropriate, we use our proprietary model in combination with vendor models. These models and other tools help us to manage our risks, understand our capital utilization and risk aggregation, inform management and other stakeholders of capital requirements and seek to improve the risk/return profile or optimize the efficiency of the amount of capital we apply to cover the risks in the individual contracts we sell and in our portfolio as a whole. However, given the inherent uncertainty of modeling techniques and the application of such techniques, the possibility of human or systems error, the challenges inherent in consistent application of complex methodologies in a fluid business environment and other factors, our models, tools and databases may not accurately address the risks we currently cover or the emergence of new matters which might be deemed to impact certain of our coverages.
Furthermore, there are risks associated with catastrophic events, which are either poorly represented or not represented at all by analytical models. Each modeling assumption or unmodeled risk introduces uncertainty into the estimates that management must consider. These uncertainties can include, but are not limited to, the following:

◦the models do not address all the possible hazard characteristics of a catastrophe peril (e.g., the precise path and wind speed of a hurricane);
◦the models may not accurately reflect the true frequency of events;
◦the models may not accurately reflect a risk’s vulnerability or susceptibility to damage for a given event characteristic;
◦the models may not accurately represent loss potential to reinsurance contract coverage limits, terms and conditions; and
◦the models may not accurately reflect the impact on the economy of the area affected or the financial, judicial, political, or regulatory impact on insurance claim payments during or following a catastrophe event.
Accordingly, our models may understate the exposures we are assuming. Conversely, our models may prove too conservative and contribute to factors which may impede our ability to grow in respect of new markets or perils or in connection with our current portfolio of coverages or the loss environment otherwise may prove more benign than our capital loading for catastrophes or other modeled losses. In such case of excess capital, we would make a judgment about redeploying the capital in lines of business or pursuing other capital management activities, such as dividends or share repurchases, which judgment will also depend on modeling techniques and results. If capital models prove inadequate, our results of operations and financial condition may be adversely impacted.
Excessive risk-taking acts by employees, agents, or third parties, could negatively impact our financial condition and business, leading to potential financial loss, business disruption, regulatory assessments, and reputational harm.
As an insurance enterprise, we are in the business of binding certain risks. The employees who conduct our business, including executive officers and other members of management, underwriters and other employees, do so in part by making decisions and choices that involve exposing us to risk. These include decisions, such as setting underwriting guidelines and standards, product design and pricing, determining which business opportunities to pursue and other decisions. We endeavor, in the design and implementation of our compensation programs and practices, to avoid giving our employees incentives to take excessive risks. Employees may, however, take such risks regardless of the structure of our compensation programs and practices. Similarly, although we employ controls and procedures designed to monitor employees’ business decisions and prevent them from taking excessive risks, these controls and procedures may not be effective. If our employees take excessive risks, the impact of those risks could have an adverse effect on our business, financial condition, and results of operations.
We source components for our AWTOS product from third-party suppliers, which involves certain risks that may result in increased costs, pricing fluctuations, delayed deliveries, and other quality or compliance issues. If one or more of these third-party suppliers becomes inoperable, capacity-constrained or if operations are disrupted, our business, financial condition, and results of operations could be adversely affected.
We source from a third-party supplier certain key components that are used to produce our AWTOS product. As we have limited control over price, quality, manufacturing yield, development, enhancement, and delivery schedules with respect to these key components, delays or other problems experienced by our supplier in its design, manufacturing, assembly, or testing process could affect our business operations negatively.
We are subject to the risk of shortages and long lead times in the supply of these components and the risk that supplier discontinues or modifies components used in our hardware solutions. In addition, our agreement with our third-party supplier is non-exclusive. Our supplier may dedicate more resources to other companies, including our competitors. We may in the future experience component shortages and price fluctuations of certain key components, and the predictability of the availability and pricing of these components may be limited. In the event of a component shortage, supply interruption or material pricing change from this supplier, we may not be able to develop alternative sources in a timely manner or at all in the case of sole or limited sources. Developing alternative sources of supply for these components may be difficult, time-consuming and costly and we may not be able to source these components on terms that are acceptable to us, or at all, which may undermine our ability to meet our requirements. Any interruption or delay in the supply of any of these parts or components, or the inability to obtain these parts or components from alternative sources at acceptable prices and within a reasonable amount of time, would adversely affect our ability to provide the AWTOS product to our policyholders. If we are unable to purchase these components in quantities sufficient to meet our requirements on a timely basis, we will not be able to have sufficient ability to meet demands, which may result in policyholders selecting competitive services instead of ours.
If we are unable to apply technology effectively in driving value for our clients through technology-based solutions or gain internal efficiencies and effective internal controls through the application of technology and related tools, our operating results, client relationships, growth, and compliance programs could be adversely affected.
Our future success depends, in part, on our ability to anticipate and respond effectively to the threat of digital disruption and other technological change. We must also develop and implement technology solutions and technical expertise among our employees that anticipate and keep pace with rapid and continuing changes in technology, industry standards, client preferences and internal control standards. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis, and our ideas may not be accepted in the marketplace. Additionally, the effort to gain technological expertise and develop new technologies in our business requires us to incur significant expenses. If we cannot offer new technologies as quickly as our competitors, or if our competitors develop more cost-effective technologies or product offerings, we could experience an adverse effect on our operating results, client relationships, growth, and compliance programs.
We may change our underwriting guidelines or our strategy without your approval.
Our management has the authority to change our underwriting guidelines or our strategy without notice to our shareholders and without shareholder approval. As a result, we may make fundamental changes to our operations without shareholder approval, which could result in our pursuing a strategy or implementing underwriting guidelines that may be different from the strategy or underwriting guidelines we have previously disclosed.
Business or asset acquisitions and dispositions may expose us to certain risks.
We may pursue acquisitions or other strategic transactions, including dispositions and joint ventures, in the future. The completion of any business or asset acquisition or disposition is subject to certain risks, including those relating to the receipt and terms and conditions of required regulatory approvals, including any financial accommodations required by regulators, our ability to satisfy such terms, conditions, and accommodations, the occurrence of any event, change, or other circumstances that could give rise to the termination of a transaction, and the risk that parties may not be willing or able to satisfy the conditions to a transaction. As a result, there can be no assurance that any business or asset acquisition or disposition will be completed as contemplated, or at all, and no assurance regarding the expected timing of the completion of the acquisition or disposition.
Once we complete acquisitions or dispositions, there can be no assurance that we will realize the anticipated economic, strategic, or other benefits of any transaction. For example, the integration of businesses or employees we acquire may not be as successful as we anticipate, or there may be undisclosed risks present in such businesses. Acquisitions involve a number of risks, including operational, strategic, financial, accounting, legal, compliance, and tax risks, including difficulties in assimilating and retaining employees and intermediaries, difficulties in retaining the existing policyholders of the acquired entities, difficulties in integrating acquired technologies or systems, unforeseen liabilities that arise in connection with the acquired businesses, or unfavorable market conditions that could negatively impact our expectations for the acquired businesses, as well as difficulties in integrating and realizing the projected results of acquisitions and managing the litigation and regulatory matters to which acquired entities are party. Such difficulties in integrating an acquired business may result in the acquired business performing differently than we expected (including through the loss of policyholders) or in our failure to realize anticipated expense-related efficiencies. Risks resulting from future acquisitions may have an adverse effect on our results of operations and financial condition.
Similarly, dispositions of a business also involve a number of risks, including operational and technology risks of data loss, loss of talent, and stranded costs, which could potentially have a negative impact on our business, results of operations, financial condition, and liquidity. In connection with a business or asset disposition, we may also acquire a concentrated position in securities of the acquirer as part of the consideration, which would subject us to risks related to the price of equity securities and our ability to monetize such securities. In addition, with respect to certain dispositions, we could be subject to restrictions on our use of proceeds. If we fail to realize the benefits of any disposition, our business, financial condition, and results of operations may be adversely affected.
Risks Related to the Market and Economic Conditions
An overall decline in the housing market or general economic conditions could have an adverse effect on our business, financial condition, and results of operations.
Our performance and ability to issue new policies and retain existing policies are closely tied to home sales, economic activity, construction costs, and employment levels, as well as commercial property markets. Housing market activity, including home purchases, new construction, and refinancing, drives demand for property insurance, including our flood and homeowners products. In addition, home and business owners often purchase property insurance, including flood and homeowners coverage, at the time of the purchase of a home or commercial property, and major slowdowns in the residential or commercial housing market could impact our ability to generate new business.
Elevated mortgage rates and declining affordability have recently strained the housing market, leading to a decrease in first-time homebuyers and overall housing market activity. Elevated mortgage rates, together with higher home prices, can create affordability challenges, particularly for first-time buyers. A decrease in housing market activity, particularly in areas where we offer our products, due to adverse economic conditions - caused by inflation, tariffs, rising interest rates, geopolitical tensions, recessionary pressures, or other factors - could result in a decline in the home insurance industry and reduction in the sale of our policies, reduced renewal rates, and increased cancellations of existing policies. Many insurance purchases are driven by mortgage requirements. With respect to flood insurance, homeowners with a mortgage in a FEMA-designated high-risk special flood hazard area must obtain coverage. Additionally, mortgage lenders typically require homeowners insurance as a condition of the loan. A substantial portion of our policies are purchased during home acquisitions or refinancing.
Economic downturns can also impact our existing policyholder base. Economic conditions influence consumer behavior and spending patterns. During periods of economic uncertainty or recession, consumers may prioritize other expenses over purchasing or renewing property insurance, including our flood and homeowners products. Homeowners facing affordability challenges may choose to reduce coverage limits, forgo optional coverages such as flood insurance where not required by a lender, cancel existing insurance policies, modify their coverage, or not renew the policies they hold with us, leading to lower renewal rates. Economic stress can also result in lower property values, which in turn can reduce the premiums we collect on existing policies. This reduction in premium income could adversely affect our revenue and profitability. Additionally, financially stressed homeowners may be more likely to file claims, and the cost of claims may rise if economic conditions, including impacts from recent tariffs, lead to increased repair and rebuilding costs.
In addition, economic downturns can strain our distribution network and affect the operations and financial health of our partners, potentially leading to a reduction in their productivity or even their exit from the property insurance market. Agents may also experience reduced customer activity, limiting their ability to sell our products. This would limit our ability to reach new policyholders and maintain existing ones, thereby affecting our overall sales. Any prolonged economic downturn and long-term loss could strain our financial resources, requiring us to invest additional capital to maintain operations and support our distribution network. This could lead to increased borrowing and higher interest expenses. As a result, any extended decline in the housing market or any overall economic downturn could adversely affect our business, financial condition, and results of operations.
We may be negatively affected by the cyclicality of the markets and industry in which we operate.
The insurance market in which we operate has historically been cyclical based on the underwriting capacity of the insurance carriers, general economic conditions, state regulatory responses to market conditions, the timing of hurricane and storm season and other natural disasters, and other social, economic, and business factors. In a period of decreasing insurance capacity or higher than typical written loss ratios across an insurance segment or segments, insurance carriers may raise premium rates. This type of market frequently is referred to as a “hard” market. In a period of increasing insurance capacity or lower than typical written loss ratios across an insurance segment or segments, insurance carriers may reduce premium rates, and business might migrate away from the E&S lines market and into the admitted market. This type of market frequently is referred to as a “soft” market.
Our results of operations are affected by this cyclicality of the market. We believe the property insurance market is currently transitioning to a soft market cycle. However, we cannot predict with certainty whether market conditions will improve, remain constant, or deteriorate. Negative market conditions, including soft market conditions, may impair our ability to underwrite insurance at rates we consider appropriate and commensurate relative to the risk assumed. If we cannot underwrite insurance at appropriate rates, our ability to transact business will be adversely affected. Additionally, negative market conditions could result in a decline in policies sold, an increase in the frequency of claims, premium defaults, and an uptick in the frequency of falsification of claims.
Adverse economic factors, including recession, inflation, periods of high unemployment, or lower economic activity could result in the sale of fewer policies than expected or an increase in frequency or severity of claims and premium defaults, and even the falsification of claims, or a combination of these effects, which, in turn, could affect our growth and profitability.
Factors, such as business revenue, economic conditions, the volatility and strength of the capital markets and inflation can affect the business and economic environment. These same factors affect our ability to generate revenue and profits. In an economic downturn that is characterized by higher unemployment, declining spending and reduced corporate revenues, the demand for insurance products is generally adversely affected, which directly affects our premium levels and profitability. Negative economic factors may also affect our ability to receive the appropriate rate for the risk we insure with our policyholders and may adversely affect the number of policies we can write, including with respect to our opportunities to underwrite profitable business. In an economic downturn, our customers may have less need for insurance coverage, cancel existing insurance policies, modify their coverage, or not renew the policies they hold with us. Existing policyholders may exaggerate or even falsify claims to obtain higher claims payments. In addition, if certain segments of the economy, such as real estate, hospitality, construction, and retail were to significantly change, it could adversely affect our results. These outcomes would reduce our underwriting profit to the extent these factors are not reflected in the rates we charge.
While no single state represents more than 22% of our managed premiums written for the year ended December 31, 2025, an economic downturn in any of the states in which we have a presence could have an adverse effect on our business, financial condition, and results of operations.
Severe weather conditions, including the effects of climate change, catastrophes, pandemics, as well as man-made events may adversely affect our business, financial condition, and results of operations.
Our business is exposed to the risk of severe weather conditions, earthquakes and man-made catastrophes. Catastrophes can be caused by various events, including natural events such as severe winter weather, severe convective storms/tornadoes, windstorms, earthquakes, hailstorms, severe thunderstorms and fires, or man-made events such as explosions, war, terrorist attacks and riots. Over the past several years, changing weather patterns and climatic conditions, such as global warming, have added to the unpredictability and frequency of natural disasters in certain parts of the world, including in areas that have not historically been exposed to natural disasters and in the markets in which we operate. Climate change may increase the frequency and severity of extreme weather events. This effect has led to conditions in the ocean and atmosphere, including warmer-than-average sea-surface temperatures and low wind shear that increase hurricane activity, as well as drought conditions that increase wildfire risks. The occurrence of a natural disaster or other catastrophe loss could adversely affect our business, financial condition, and results of operations. This may include catastrophes even where we do not insure against the loss, such as the 2025 California wildfires, as homes and businesses lost or damaged due to catastrophe may otherwise cancel our policies following such event. Additionally, any increased frequency and severity of such weather events, including hurricanes or convective storms (which are difficult to model with current tools), could have an adverse effect on our ability to predict, quantify, reinsure and manage catastrophe risk and may increase our losses resulting from such catastrophe events.
The extent of losses from catastrophes is a function of both the frequency and severity of the insured events and the total amount of insured exposure in the areas affected. The incidence and severity of catastrophes and severe weather conditions are inherently unpredictable. We manage our exposure to losses by analyzing the probability and severity of the occurrence of loss events and the impact of such events on our overall underwriting and investment portfolio. However, we may be impacted indirectly in instances where businesses we insure are impacted by catastrophes that we have no direct exposure to but as a result they are unable or unwilling to continue paying premiums on our other product offerings. In addition, our inability to obtain reinsurance coverage at reasonable rates and in amounts adequate to mitigate the risks associated with severe weather conditions and other catastrophes could have an adverse effect on our business and results of operations.
Performance of our investment portfolio is subject to a variety of investment risks that may adversely affect our financial results.
Our results of operations depend, in part, on the performance of our investment portfolio. We seek to maintain a diversified portfolio of fixed income investments. However, our investments are subject to general economic conditions, volatility and market risks as well as risks inherent to specific securities. Our primary market risk exposures are to changes in interest rates and credit spreads. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Quantitative and Qualitative Disclosures About Market Risk.”
Our investment portfolio consists almost entirely of cash, cash equivalents, and investment-grade fixed-income securities. Although interest rates have slightly decreased recently, they have increased significantly since 2021. As rate increases cease or decline, a lower interest rate environment could place pressure on our net investment income, particularly as it relates to these securities, which, in turn, may adversely affect our results of operations. Conversely, increases in interest rates could cause the values of our fixed-income securities portfolios to decline, with the magnitude of the decline depending on the duration of securities included in our portfolio and the amount by which interest rates increase. Some fixed income securities have call or prepayment options, which create possible reinvestment risk in declining rate environments. Other fixed income securities, such as mortgage-backed and asset-backed securities, carry prepayment risk, or, in a rising interest rate environment, may not prepay as quickly as expected.
All of our fixed maturity securities are subject to credit risk. Credit risk is the risk that certain investments may default or become impaired due to deterioration in the financial condition of one or more issuers of the securities we hold, or due to deterioration in the financial condition of an insurer that guarantees an issuer’s payments on such investments. Downgrades in the credit ratings of fixed maturity securities (where rated) could also have a significant negative effect on the market valuation of such securities.

The above market and credit risks could reduce our net investment income and result in realized investment losses. Our investment portfolio is subject to increased valuation uncertainties when investment markets are illiquid. The valuation of investments is more subjective when markets are illiquid, thereby increasing the risk that the estimated fair value (i.e., the carrying amount) of the securities we hold in our portfolio do not reflect prices at which actual transactions would occur.
Risks for all types of securities are managed through the application of our investment policy, which establishes investment parameters that include, but are not limited to, allocation of investment in certain types of securities, duration targets and minimum levels of credit quality, which we believe comply with Indiana insurance laws and regulations governing investments.
Although we seek to preserve our capital, we cannot be certain that our investment objectives will be achieved, and results may vary substantially over time. In addition, although we seek to employ investment strategies that are not correlated with our insurance and reinsurance exposures, losses in our investment portfolio may occur at the same time as underwriting losses and, therefore, exacerbate the adverse effect of the losses on us.
Risks Related to Government Regulation
We are subject to extensive regulation, which may adversely affect our ability to achieve our business objectives. In addition, if we fail to comply with these regulations, we may be subject to penalties, including fines and suspensions, which may adversely affect our business, financial condition, and results of operations.
The In-House Fronting Carriers and our agency subsidiary are subject to extensive regulation in the states in which they operate. Most insurance regulations are designed to protect the interests of insurance policyholders, as opposed to the interests of investors or shareholders. These regulations generally are administered by a department of insurance in each state and relate to, among other things, capital and surplus requirements, investment and underwriting limitations, affiliate transactions, dividend limitations, changes in control, solvency and a variety of other financial and non-financial aspects of our business. Significant changes in these laws and regulations could further limit our discretion or make it more expensive to conduct our business. State insurance regulators also conduct periodic examinations of the affairs of insurance and reinsurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may impose timing and expense constraints that could adversely affect our ability to achieve some or all of our business objectives.
The In-House Fronting Carriers are part of an “insurance holding company system” within the meaning of applicable Indiana statutes and regulations (the state in which the In-House Fronting Carriers are domiciled). As a result of such status, certain transactions between the In-House Fronting Carriers and one or more of their affiliates may not be effected unless the insurer has provided notice of that transaction to the Indiana Department of Insurance. These prior notification requirements may result in business delays and additional business expenses. If the In-House Fronting Carriers fail to file a required notification or fail to comply with other applicable insurance regulations in Indiana, we may be subject to significant fines and penalties and our working relationship with the Indiana Department of Insurance may be impaired.
In addition, state insurance regulators have broad discretion to deny or revoke licenses for various reasons, including the violation of regulations. In some instances, where there is uncertainty as to applicability, we follow practices based on our interpretations of regulations or practices that we believe generally to be followed by the industry. These practices may turn out to be different from the interpretations of regulatory authorities. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, state insurance regulators could preclude or temporarily suspend us from carrying on some or all of our activities in their state or could otherwise penalize us. This could adversely affect our ability to operate our business. Further, changes in the level of regulation of the insurance industry or changes in laws or regulations themselves or interpretations by regulatory authorities could interfere with our operations and require us to bear additional costs of compliance, which could adversely affect our ability to operate our business.
The fees charged by our Services segment to our In-House Fronting Carriers are subject to regulatory review and approval, and our failure to obtain and maintain such approvals may adversely affect our business, financial condition, and results of operations.
Substantially all of the revenue recognized by our Services segment is generated by intercompany MGA agreements between our In-House Fronting Carriers and OIS, as an affiliated entity, which provide that OIS shall retain no more than 27.025% for OIC and no more than 26% for OSI of the respective In-House Fronting Carrier’s total written annual premium, and intercompany claims administration services agreements between our In-House Fronting Carriers and CITON, both affiliated entities. Because these fees represent intercompany transactions, they are eliminated upon consolidation and the results of operations for our Services segment combined with the results of operations of our Underwriting segment do not equate to our consolidated results of operations as a whole. These intercompany MGA agreements were filed with the Indiana Department of Insurance (“DOI”) and are subject to the insurance laws of Indiana applicable to domestic insurance companies, which requires that affiliated transactions with insurers, such as each of our In-House Fronting Carriers, must be fair and reasonable and subject to certain statutory standards, review and approval by the Indiana DOI. Any increases in fees under these MGA agreements would be subject to approval or non-disapproval by the Indiana DOI, and if deemed not fair and reasonable, may require us to modify these terms, including by reducing the fees that our Services Companies are permitted to charge. Any such reduction or modification could materially reduce the revenue generated by our Services segment and could have an adverse effect on our business, financial condition, and results of operations.
Our In-House Fronting Carriers are subject to minimum capital and surplus requirements, and our failure to meet these requirements could subject us to regulatory action.
Our In-House Fronting Carriers are subject to risk-based capital standards and other minimum capital and surplus requirements imposed under applicable state laws, including the laws of Indiana, their state of domicile. Indiana’s risk-based capital standards, based upon the “risk based capital model” adopted by the NAIC, require the In-House Fronting Carriers to report their results of risk-based capital calculations to the Indiana Department of Insurance and the NAIC. These risk-based capital standards provide for different levels of regulatory attention depending upon the ratio of an insurance company's total adjusted capital, as calculated in accordance with NAIC guidelines, to its authorized control level risk-based capital. Authorized control level risk-based capital is determined using the NAIC’s risk-based capital formula, which measures the minimum amount of capital that an insurance company needs to support its overall business operations.
An insurance company with total adjusted capital that is less than 200% of its authorized control level risk-based capital is at a company action level, which would require the insurance company to file a risk-based capital plan that, among other things, contains proposals of corrective actions the company intends to take that are reasonably expected to result in the elimination of the company action level event. Additional action level events occur when the insurer's total adjusted capital falls below 150%, 100%, and 70% of its authorized control level risk-based capital. The lower the percentage, the more severe the regulatory response, including, in the event of a mandatory control level event (total adjusted capital falls below 70% of the insurer's authorized control level risk-based capital), placing the insurance company into receivership.
In addition, our In-House Fronting Carriers are required to maintain certain minimum capital and surplus and to limit written premiums to specified multiples of capital and surplus. Our In-House Fronting Carriers could exceed these ratios if volume increases faster than anticipated or if surplus declines due to catastrophe or non-catastrophe losses or excessive underwriting and operational expenses.
In addition, the NAIC has developed IRIS, which is part of a collection of analytical tools designed to provide state insurance regulators with an integrated approach to screening and analyzing the financial condition of insurance companies operating in their respective states. IRIS is intended to assist state insurance regulators in targeting resources to those insurers in greatest need of regulatory attention. Insurance regulators will generally begin to investigate, monitor, or make inquiries of an insurance company if certain of the company's ratios fall outside the usual ranges. Depending upon the nature and scope of a particular insurance company's results, regulators may act to reduce the amount of insurance the company can write or revoke the insurer's certificate of authority and may even place the company under supervision.
Any failure by our In-House Fronting Carriers to meet the risk-based capital or minimum statutory capital requirements or the writings ratio limitations imposed by applicable state insurance regulations could subject them to further examination or corrective action imposed by state regulators, including limitations on writing of additional business, state supervision, or rehabilitation or liquidation.
Any changes in existing risk-based capital requirements, minimum statutory capital requirements, or applicable writings ratios may require us to increase our statutory capital levels, which we may be unable to do. Failure to maintain adequate risk-based capital at the levels required by law and/or the Indiana Department of Insurance could result in increasingly onerous reporting and examination requirements and could adversely affect our ability to maintain regulatory authority to conduct our business and our Demotech and KBRA ratings.
State insurance regulators impose additional reporting requirements regarding enterprise risk on insurance holding company systems, with which we must comply as an insurance holding company.
In the past decade, various state insurance regulators have increased their focus on risks within an insurer’s holding company system that may pose enterprise risk to the insurer. In 2012, the NAIC adopted significant amendments to the Insurance Holding Company Act and related regulations (the “NAIC Amendments”). The NAIC Amendments are designed to respond to perceived gaps in the regulation of insurance holding company systems in the United States. One of the major changes is a requirement that an insurance holding company system’s ultimate controlling person submit annually to its lead state insurance regulator an “enterprise risk report” that identifies activities, circumstances, or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have an adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. Currently, as Kenneth Gregg is the ultimate controlling person in our insurance holding company system, he is required to file an annual enterprise risk report in Indiana. Other changes include the requirement that a controlling person submit prior notice to its domiciliary insurance regulator of a divestiture of control, having detailed minimum requirements for cost sharing and management agreements between an insurer and its affiliates and expanding of the agreements between an insurer and its affiliates to be filed with its domiciliary insurance regulator, including states in which the insurer is commercially domiciled. The NAIC Amendments must be adopted by the individual state legislatures and insurance regulators in order to be effective, and many states, including Indiana, have already done so.
In addition, in December 2020, the NAIC adopted a group capital calculation tool (“GCC”) to provide U.S. regulators with a method to aggregate the available capital and the minimum capital of each entity in a group in a way that applies to all groups regardless of their structure. In connection with the GCC, the NAIC also adopted changes to the Insurance Holding Company System Regulatory Model Act and Regulation, which have been enacted in Indiana, to require, subject to certain exemptions, the ultimate controlling person of every insurer subject to the holding company registration requirement to file an annual GCC with its lead state. The GCC uses an RBC aggregation methodology for all entities within an insurance holding company system group, including non-U.S. entities.
Changes to the E&S lines regulatory landscape, or a requirement for the In-House Fronting Carriers to file admitted rates for certain of their products, could have a detrimental impact to our sales, innovation, and ability to grow.
In addition to the admitted insurance market, we operate in the E&S lines market, which allows for greater flexibility in underwriting, pricing, and product innovation compared to the admitted insurance market.

E&S insurers are not required to file rates and forms with state regulators in the same manner as admitted carriers, enabling us to adapt quickly to market conditions and policyholder needs.
Regulatory changes affecting the E&S market or the imposition of admitted-market requirements on the In-House Fronting Carriers could have an adverse impact on our business. If we are required to file and receive approval for our rates and policy forms in certain states for certain of our products, it could significantly slow our ability to adjust pricing based on evolving risk factors and our proprietary models and technology platform. This would limit our flexibility and responsiveness to competitive and climate-related changes and could require us to make changes to our pricing structure. In addition, the E&S market’s ability to rapidly introduce new coverage options and adjust terms is a key advantage. If regulatory changes require us to comply with admitted-market filing processes for certain of our products, our product development cycles could be delayed, reducing our ability to respond to emerging policyholder needs. Some states may also introduce new regulations limiting the use of E&S carriers or requiring E&S lines insurers to meet additional compliance thresholds. If states impose restrictions that force more policies into the admitted market, our ability to underwrite and sell certain of our products through the E&S structure could be limited. Changes in E&S regulations may also affect how insurance and reinsurance partners evaluate risk-taking arrangements. Stricter regulatory oversight could lead to increased capital requirements or changes in reinsurance terms, impacting our ability to secure or grow risk-taking partnerships. If regulatory changes restrict the advantages of the E&S market or require the In-House Fronting Carriers to file admitted rates with respect to certain of our products, it could hinder our ability to innovate, slow our sales growth, impair the ability of our MY180 technology platform to quote, bind, issue, and renew policies with the speed and operational efficiency that characterizes our current E&S operations, and impose additional costs that could adversely affect our business, financial condition, and results of operations.
Compliance with insurance licensing requirements is critical to our operations, and any failure to maintain required licenses could disrupt our business.
Our In-House Fronting Carriers are required to maintain certificates of authority in Indiana, their state of domicile, and must be licensed or otherwise authorized to transact insurance business in each state in which they write policies. In states where our insurance subsidiaries operate on an admitted basis, they must obtain and maintain licenses to write specific lines of insurance and comply with applicable rate and form filing requirements. In states where our In-House Fronting Carriers operate on a non-admitted or surplus lines basis, they must maintain their status as eligible surplus lines insurers and comply with applicable eligibility requirements. These licenses and authorizations are subject to periodic renewal and compliance with state-specific regulations. State insurance regulators have broad discretion to deny, suspend, or revoke licenses and certificates of authority for various reasons, including violation of insurance laws and regulations. If our In-House Fronting Carriers do not have the requisite licenses and authorizations or do not comply with applicable regulatory requirements, state insurance regulators could preclude or temporarily suspend them from carrying on some or all of their activities in the affected states, which would adversely affect our business.
In addition, OIS, our licensed insurance agency, is subject to licensing requirements and must maintain insurance licenses in each of the jurisdictions in which we operate. These licenses are subject to periodic renewal and compliance with jurisdiction-specific regulations, including recordkeeping and tax reporting. Any failure to meet these obligations could result in fines, penalties, or suspension of our licenses, which would impair our ability to operate in affected jurisdictions. Licensing requirements for MGAs can be complex due to distinct but overlapping regulatory frameworks that could be a challenge for growth or expansion.
Additionally, certain employees who provide customer service or interact with policyholders are required to obtain and maintain individual insurance producer licenses in compliance with state regulations. These licenses require passing state examinations, completing continuing education courses, and adhering to ethical standards. Many states also restrict E&S lines broker licenses to individuals rather than agencies, while admitted market producer licenses may have their own distinct requirements. Our ability to operate in these jurisdictions depends entirely on maintaining employed individuals who hold the appropriate licenses. The departure of key licensed individuals could immediately impact our ability to place new business or service existing policies in affected states until we can obtain new individual licenses. This creates operational risk, as the process of obtaining new individual licenses can be time-consuming, potentially creating business interruptions. As a result, failure by any of our licensed employees to meet these requirements could limit our ability to provide customer service or result in regulatory action.
The variation in licensing requirements across states for both admitted and non-admitted business increases administrative complexity and costs. Monitoring and managing compliance for insurance company certificates of authority, agency licenses, and individual licenses requires significant investment in resources and systems. With respect to admitted business, we must also ensure compliance with applicable rate and form filing requirements, which vary by state and line of business. Any oversight, such as missed renewal deadlines, failure to meet state-specific reporting requirements, or failure to comply with rate and form filing obligations, could result in lapses, disciplinary action, or the inability to write certain lines of business in affected states. Loss or suspension of licenses in key markets could significantly impact our revenue and growth prospects, particularly in states that represent a substantial portion of our business. Additionally, lapses in individual licensing could expose us to liability if unlicensed employees inadvertently engage in regulated activities.
The regulatory landscape governing insurance licensing is continually evolving, and new or modified requirements could impose additional compliance burdens or restrict our ability to operate in certain jurisdictions. Maintaining licensing compliance requires significant ongoing investment in personnel, training, and systems, and these costs may increase as regulations evolve or our business expands. We also depend on third-party service providers to assist with certain aspects of our licensing compliance and any failures by these providers could result in inadvertent non-compliance with licensing requirements. In addition, as we expand into new markets or offer new products, we may face additional licensing requirements or heightened regulatory scrutiny, which could impede our growth strategies.
These licensing requirements are complex, vary by state, and impose ongoing obligations that are critical to maintaining our ability to conduct business. While we strive to maintain all required licenses and authorizations, we cannot assure that we will be able to maintain them in the future or obtain additional licenses and authorizations as needed, and any such failure or lapses in compliance could adversely affect our business, financial condition, results of operations, and growth prospects.
State regulations limiting rate increases and requiring us to underwrite business in certain areas are beyond our control and may adversely affect our results of operations and financial condition.
From time-to-time states have passed legislation, and regulators have taken action, which have had the effect of limiting the ability of insurers to manage catastrophe risk, such as legislation prohibiting insurers from reducing exposures or withdrawing from catastrophe-prone areas, or mandating that insurers participate in residual markets. In addition, following catastrophes, there are sometimes legislative initiatives and court decisions which seek to expand insurance coverage for catastrophe claims beyond the original intent of the policies. Further, our ability to increase pricing to the extent necessary to offset rising costs of catastrophes requires approval of insurance regulatory authorities.
Our ability or willingness to manage our catastrophe exposure by raising prices, modifying underwriting terms or reducing exposure to certain geographies may be limited due to considerations of public policy, the evolving political environment and our ability to penetrate other geographic markets, which may have an adverse effect on our results of operations, financial condition and cash flows. We cannot predict whether and to what extent new legislation and regulations that would affect our ability to manage our exposure to catastrophic events will be adopted, the timing of adoption or the effects, if any, they would have on our ability to manage our exposure to catastrophic events.
Additionally, we are required to participate in guaranty funds for insolvent insurance companies. The funds periodically assess losses against all insurance companies doing business in the state. Our operating results and financial condition could be adversely affected by any of these factors.

We may become subject to additional government or market regulations which may have an adverse impact on our business.
Our business could be adversely affected by changes in state laws, including those relating to asset and reserve valuation requirements, surplus requirements, limitations on investments and dividends, enterprise risk and risk-based capital requirements, and, at the federal level, by laws and regulations that may affect certain aspects of the insurance industry, including proposals for preemptive federal regulation. The U.S. federal government generally has not directly regulated the insurance industry except for certain areas of the market, such as insurance for flood, nuclear, and terrorism risks. However, the federal government has undertaken initiatives or considered legislation in several areas that may affect the insurance industry, including tort reform, corporate governance, and the taxation of reinsurance companies.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) also established the Federal Insurance Office (the “FIO”) and vested the FIO with the authority to monitor all aspects of the insurance sector and the ability to recommend to the Financial Stability Oversight Council the designation of an insurer as “systemically significant” and therefore subject to regulation by the Federal Reserve as a bank holding company. Legislation has been introduced from time to time in Congress that, if enacted, could result in the federal government assuming a more direct role in the regulation of the insurance industry, including federal licensing in addition to or in lieu of state licensing and requiring reinsurance for natural catastrophes. We are unable to predict whether any legislation will be enacted or any regulations will be adopted, or the effect any such developments could have on our business, financial condition, or results of operations.
Changes in tax laws may adversely affect our business, financial condition, and results of operations.
We are subject to income taxes in the United States and either are or may become subject to income and non-income taxes in the United States under state, and local jurisdictions and in foreign jurisdictions in which we may operate. The tax regimes we are subject to or operate under may be subject to significant change. In recent years, U.S. tax laws have changed significantly, including as a result of the enactment of the Tax Cuts and Jobs Act, the Coronavirus Aid, Relief and Economic Security Act, the Inflation Reduction Act, and most recently, the One Big Beautiful Bill Act. Such changes, as well as changes in the interpretations of existing tax laws and precedents, any of which may have retroactive application, could adversely impact the amount of taxes we pay and adversely affect our business, financial condition, and results of operations. Furthermore, our implementation of new practices and processes designed to comply with changing tax laws and regulations or as a result of adverse determinations by taxing authorities could require us to make substantial changes to our business practices, allocate additional resources, and increase our costs.
Applicable insurance laws may make it difficult to effect a change of control.
Under applicable Indiana insurance laws and regulations, no person may acquire control of a domestic insurer until written approval is obtained from the state insurance commissioner on the proposed acquisition. Such approval would be contingent upon the state insurance commissioner’s consideration of a number of factors including, among others, the financial strength of the proposed acquiror, the acquiror’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. Indiana insurance laws and regulations pertaining to changes of control apply to both the direct and indirect acquisition of ten percent or more of the voting stock of an Indiana-domiciled insurer. Accordingly, the acquisition of ten percent or more of our common stock would be considered an indirect change of control and would trigger the applicable change of control filing requirements under Indiana insurance laws and regulations, absent a disclaimer of control filing and its acceptance by the Indiana Insurance Department. These requirements may discourage potential acquisition proposals and may delay, deter or prevent a change of control, including through transactions that some or all of our shareholders might consider to be desirable.

Our business is subject to risks related to legal, governmental, and regulatory proceedings.
In the normal course of business, we may be subject to regulatory and governmental investigations and civil actions, litigation, and other forms of dispute resolution. In addition, we may become involved in litigation and arbitration concerning our rights and obligations under insurance policies we underwrite and related to contracts with our reinsurance partners. Additionally, from time to time, various regulatory and governmental agencies may review our transactions and practices in connection with industry-wide and other inquiries. Such investigations, inquiries, or examinations could in the future develop into administrative, civil, or criminal proceedings or enforcement actions, in which remedies could include fines, penalties, restitution, or alterations in our business practices, and could result in additional expenses, limitations on certain business activities, and reputational damage.
We and our officers and directors may also become subject to a variety of additional types of legal disputes brought by holders of our securities, policyholders, employees and others, alleging, among other things, breach of contractual or fiduciary duties, bad faith, indemnification and violations of federal and state statutes and regulations. Certain of these matters may also involve potentially significant risk of loss due to the possibility of significant jury awards and settlements, punitive damages, or other penalties. These matters could be highly complex and seek recovery on behalf of a class or similarly large number of plaintiffs. It is therefore inherently difficult to predict the size or scope of potential future losses arising from them, and developments in these matters could have an adverse effect on our financial condition or results of operations.
Risks Related to Intellectual Property, Data, and Cybersecurity
We are subject to stringent and changing federal and state privacy and data security laws, regulations, and standards related to data privacy and security. Our actual or perceived failure to comply with such obligations could harm our reputation, subject us to significant fines and liability, or adversely affect our business.
In addition, as part of our normal business activities, we receive, store, handle, transmit, use and otherwise process information related to individuals including, but not limited to, prospective customers, employees, business partners, policyholders, claimants, individual third-party brokers or agents, and individual vendors. As such, we and our vendors are subject to various federal, state, and local data privacy laws, rules, regulations, and industry standards and other requirements, including those that apply generally to the handling of information about individuals, and those that are specific to certain industries, sectors, contexts, or locations. These requirements, and their application, interpretation and amendment are constantly evolving and developing.
For example, in the United States, the Federal Trade Commission and state regulators enforce a variety of data privacy issues, such as promises made in privacy policies or failures to appropriately protect information about individuals, as unfair or deceptive acts or practices in or affecting commerce in violation of the Federal Trade Commission Act or similar state laws.
In addition, we are subject to the privacy and security provisions of the federal Gramm-Leach-Bliley Act and the NAIC Insurance Information and Privacy Protection Model Act, to the extent adopted and implemented by various state legislatures and insurance regulators in states in which we conduct our business. The regulations implementing these laws require insurance companies to disclose their privacy practices to consumers, allow them to opt-in or opt-out, depending on the state, of the sharing of certain personal information with unaffiliated third parties, and maintain certain security controls to protect their information. Violators of these laws face regulatory enforcement action, substantial civil penalties, injunctions, and in some states, private lawsuits for damages.
Privacy and data security regulation in the United States is rapidly evolving. For example, California enacted the California Consumer Privacy Act (the “CCPA”), which became effective January 1, 2020. The CCPA and related regulations give California residents expanded rights to access and request correction and/or deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches, which has increased the likelihood of, and risks associated with, data breach litigation. In addition to increasing our compliance costs and potential liability, the CCPA’s restrictions on “sales” of personal information may restrict our use of cookies and similar technologies for advertising purposes. In addition, California voters approved the November 2020 ballot measure which substantially expanded the requirements of the CCPA. As of January 1, 2023, the amendments to the CCPA gave consumers the ability to limit use of precise geolocation information and other categories of information classified as “sensitive”; added e-mail addresses and passwords to the list of personal information that, if lost or breached, would give the affected consumers the right to bring private lawsuits; increase the maximum penalties threefold for violations concerning consumers under age 16; and establish the California Privacy Protection Agency to implement and enforce the new law, as well as impose administrative fines. The CCPA excludes information covered by the Gramm-Leach-Bliley Act, the Driver’s Privacy Protection Act, the Fair Credit Reporting Act from the CCPA’s scope, but the CCPA’s definition of “personal information” is broad and may encompass other information that we maintain. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., and multiple states have enacted or proposed similar laws. For example, since the CCPA went into effect, comprehensive privacy statutes that share similarities with the CCPA are now in effect and enforceable in over a dozen states, and amendments to such laws are regularly proposed. Like the CCPA, many of these laws contain exclusions for entities subject to the Gramm-Leach-Bliley Act or for information covered by the Gramm-Leach-Bliley Act, the Driver’s Privacy Protection Act, and the Fair Credit Reporting Act. Many other states are currently reviewing or proposing the need for greater regulation of the collection, sharing, use, and other processing of information related to individuals for marketing purposes or otherwise. Further, in order to comply with the varying state laws around data breaches, we must maintain adequate security measures, which require significant investments in resources and ongoing attention. There is also discussion in Congress of new comprehensive federal data protection and privacy law to which we likely would be subject if it is enacted. The effects of the CCPA and other similar state or federal laws are potentially significant and may require us to modify our data processing practices and policies, incur substantial compliance costs, and subject us to increased potential liability. These laws are in some cases relatively new and the interpretation and application of these laws are uncertain.
Moreover, laws, regulations, and standards covering marketing, advertising, and other activities conducted by telephone, email, mobile devices, and the internet may be or become applicable to our business, such as the Federal Communications Act, the Federal Wiretap Act, the Electronic Communications Privacy Act, the Telephone Consumer Protection Act (the “TCPA”), the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM Act”), and similar state consumer protection and communication privacy laws, such as California’s Invasion of Privacy Act.
Additionally, we are subject to the terms of our privacy policies, privacy-related disclosures and contractual and other privacy-related obligations to our customers and other third parties. Any failure or perceived failure by us or third parties we work with to comply with these policies, disclosures, and obligations to customers or other third parties, or privacy or data security laws may result in governmental or regulatory investigations, enforcement actions, regulatory fines, criminal compliance orders, litigation, or public statements against us by individuals, consumer advocacy groups or others, and could cause customers to lose trust in us, all of which could be costly and have an adverse effect on our business. We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages or fines or be required to make changes to our business. If any of these events were to occur, our business, results of operations, and financial condition could be adversely affected.
If we or our third-party providers fail to protect confidential information and/or experience data security incidents, there may be damage to our brand and reputation, material financial penalties, and legal liability, which would adversely affect our business, results of operations, and financial condition.
Our business is highly dependent on our information technology and telecommunications systems, including our underwriting systems. We rely on these systems to interact with brokers, agents, and insureds, to underwrite business, to prepare policies and process premiums, to perform actuarial and other modeling functions, to process claims and make claims payments, and to prepare internal and external financial statements. We also rely on our information and telecommunications systems for employees to interact with each other within the company, as most employees work on a remote basis a majority of their time as opposed to in physical offices. Some of these systems may include or rely on third-party systems provided by third-party service providers and/or not located on our premises or under our control. We and certain of our third-party providers collect, maintain and process data about prospective customers, employees, business partners, policyholders, claimants, individual third-party brokers or agents, vendors and others, including information about individuals, and proprietary information belonging to our business such as trade secrets (collectively, “Confidential Information”).
Cyberattacks, computer malware, viruses, social engineering (including phishing attacks), ransomware attacks and general hacking are becoming more prevalent generally, and we face the risk of being targeted by third parties seeking unauthorized access to our Confidential Information and information technology systems. We and our service providers face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity, and availability of systems and Confidential Information, including vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) IT systems, products, or services, natural catastrophes, terrorist attacks, industrial accidents, engineering/phishing, computer viruses, ransomware, a security breach by an unauthorized person, human or technological error, malfeasance, faulty password management, or other irregularity, and as a result of malicious code embedded in open-source software, or misconfigurations, “bugs” or other vulnerabilities, and other cyber-attacks. Our intellectual property, trade secrets, and Confidential Information are stored in electronic formats that could be leaked to competitors or the public due to cybersecurity incidents, which may result in the loss of our competitive advantages and market share. The risk of a data security breach or a disruption has generally increased in frequency, intensity, and sophistication, and threat actors are becoming increasingly sophisticated in using techniques and tools-including artificial intelligence-that circumvent security controls, evade detection and remove forensic evidence. Techniques used to compromise or sabotage systems change frequently, may originate from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists, less regulated and remote areas of the world and be difficult to detect and generally are not recognized until launched against a target. As a result, we may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid an adverse impact to our systems, Confidential Information or business. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and Confidential Information. In addition, while we generally monitor vendor risk, including the security and stability of our critical vendors, we may fail to properly assess and understand the risks and costs involved in the third-party relationships. Because we make extensive use of third-party suppliers and service providers, such as cloud services that support our internal and customer-facing operations, successful cyberattacks that disrupt or result in unauthorized access to our (or our suppliers’ or service providers’) IT systems, products, or services can materially impact our operations and financial results. We may be unable to adequately investigate or remediate any vulnerabilities to our systems, even if identified, due to attackers using tools and techniques that are designed to circumvent controls, avoid detection, and remove or obfuscate forensic evidence. Moreover, because techniques used to sabotage or obtain unauthorized access to systems frequently are not recognized until successfully launched against a target, we may be unable to detect a security breach for an extended period or to adequately react to a breach or a third-party’s unauthorized access to our electronic systems in a timely manner.
We and certain of our third-party providers regularly experience cyberattacks and other incidents, and we expect such attacks and incidents to continue in varying degrees. While to date no incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future. Any adverse impact to the availability, integrity or confidentiality of our IT systems or Confidential Information can result in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, negative reputational impacts that cause us to lose existing or future customers, and/or significant incident response, system restoration or remediation and future compliance costs. Any or all of the foregoing could adversely affect our business, results of operations, and financial condition. Finally, we cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all. In addition, the trend toward general public notification of such incidents could exacerbate the harm to our business, financial condition, and results of operations. Even if we successfully protect our technology infrastructure and the confidentiality of Confidential Information, we could suffer harm to our business and reputation if attempted security breaches are publicized. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in our systems, data thefts, physical system or network break-ins, inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks and systems used in connection with our business.
Any failure to obtain, protect or enforce our intellectual property rights could impair our ability to protect our proprietary technology platform and brand.
Our success and ability to compete depend in part on our intellectual property rights, which includes our rights in our proprietary technology platforms, including MY180, and our brand. We primarily rely on copyright, trade secret and trademark and other intellectual property laws of the United States and foreign countries, as well as confidentiality procedures and contractual obligations to establish, maintain, protect and enforce our intellectual property rights. These laws are subject to change at any time and certain agreements may not be fully enforceable, which could restrict our ability to protect our intellectual property rights. In addition, effective patent, trademark and trade secret protection may be unavailable or limited for some of our intellectual property, particularly our technology and proprietary know-how. While it is our policy to enter into agreements containing obligations of confidentiality with each party that has or may have had access to our know-how, trade secrets and other proprietary information, there can be no assurances that these agreements will not be breached, that such agreements will provide meaningful protection for our proprietary information or that adequate remedies will be available in the event of any misappropriation or unauthorized use or disclosure of such proprietary information. We cannot guarantee that we have entered into confidentiality agreements or intellectual property assignment agreements with all employees, independent contractors, consultants, or other third parties that have or may have had access to our trade secrets or other proprietary or confidential information, or developed intellectual property on our behalf or that these agreements will be effective in controlling access to, and use and distribution of, our intellectual property and proprietary information. Furthermore, even if we successfully maintain the confidentiality of our know-how, trade secrets and other proprietary information, our competitors and other third parties may independently develop products, technologies or processes that are substantially equivalent or superior to our own.
Any intellectual property rights that we have or may obtain in the future could be challenged, invalidated, circumvented, or rendered unenforceable through administrative process, including re-examination, inter partes review, interference and derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings), or litigation. We cannot provide assurance that any pending trademark applications, or any applications we file in the future to register our intellectual property, will result in registered trademarks or other registered intellectual property, or we are issued registrations for our trademarks or other intellectual property, that such registrations will provide meaningful protection.
Registration processes are expensive and we may not pursue registered intellectual property protection in all jurisdictions that may be relevant, for all our products, or in every class of goods and services in which we operate. Further, the effectiveness of intellectual property protections depends on the legal systems of the jurisdictions where we operate. If we expand our operations into additional jurisdictions, certain regions may have limited or inconsistent enforcement, or otherwise fail to provide the same level of protection over our proprietary information as do the laws of the United States, increasing the risk of unauthorized use or disclosure, infringement, misappropriation, or other violation of our intellectual property and other proprietary information. Therefore, we cannot be sure that the actions we have taken to establish and protect our trademarks and other intellectual property rights will adequately protect us.

Even if we successfully secure and maintain our intellectual property rights, we may be unable to enforce our intellectual property rights. While we generally seek to protect and enforce our intellectual property rights, including through litigation if necessary, monitoring for unauthorized use of our intellectual property rights can be expensive and time-consuming, and we are unlikely to be able to detect all instances of such violations. If we do engage in litigation or similar activities to enforce our intellectual property rights, litigation, regardless of merit, is inherently uncertain and we may not be successful in such enforcement actions. Additionally, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability and scope of our intellectual property rights. We could be required to expend significant resources and divert the attention of our management regardless of its outcome. If we are unsuccessful in enforcing our intellectual property rights, third parties may be able to offer competitive technology or services at lower prices, and we may not be able to effectively compete against these companies.
Despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property or otherwise gaining access to our technology. Unauthorized third parties may try to copy or reverse-engineer our products or portions of our products or otherwise obtain and use our intellectual property.
We may be sued by third parties for alleged infringement of their proprietary rights, which could be costly, time-consuming and limit our ability to use certain technologies in the future.
We may become subject to claims that our technologies infringe, misappropriate or otherwise violate the intellectual property or other proprietary rights of third parties. Any such claims, regardless of their merit, could be time-consuming to defend and cause us to incur significant expenses and divert the attention and resources of our management and key personnel from our business operations. Moreover, any settlement or adverse judgment resulting from such claims could require that we pay substantial damages or ongoing royalty payments to obtain a license to continue to use the disputed technology, or otherwise restrict or prohibit our use of the technology. We cannot assure you that we would be able to: obtain from the third-party asserting the claim a license on commercially reasonable terms, if at all; develop any alternative technology on a timely basis, if at all; or obtain a license to use a suitable alternative technology to permit us to continue offering, and our customers to continue using, our affected product or service. An adverse determination could prevent us from offering our products and services to others.
Use of our trademarks by third parties, and other actions by, or circumstances affecting, these other entities could negatively impact our business.
From time to time, we enter into sponsorships and license arrangements that permit third parties to use our trademarks in connection with their goods, services, events, or promotional activities. Although we make efforts to police the use of our trademarks by our licensees, we cannot assure you that these efforts will be sufficient to ensure that our licensees abide by the terms of their licenses or that our licensees will not dispute the scope of their licenses. Failure to adequately control the nature and quality of the goods and services sold under our trademarks could adversely affect our rights in or the value of our trademarks.
Certain sponsorships and licenses may also limit our flexibility to pursue other opportunities within the same or adjacent categories during the term of the arrangement or for a period thereafter. These limitations could reduce our ability to optimize marketing spend, diversify partnerships, or respond to changing market conditions, which could adversely affect our brand strategy and return on investment.
Additionally, actions by counterparties and related parties-whether or not tied to their use of our trademarks-could negatively affect the goodwill associated with our brand and public perception of our company. Negative publicity, disputes, suspensions, early terminations, or non-renewals of these arrangements could also result in additional costs.

We employ third-party and open-source licensed software for use in our business, and the inability to maintain these licenses, errors in the software we license or the terms of open-source licenses could result in increased costs or reduced service levels, which would adversely affect our business.
Our business relies on certain third-party software obtained under licenses from other companies. We anticipate that we will continue to rely on such third-party software in the future. There may not be commercially reasonable alternatives for such software in the event of any termination or other loss of the license, or it may otherwise be difficult or costly to replace, or we may be required to use alternative technology of lower quality or performance standards. In addition, integration of new third-party software may require significant work and require substantial investment of our time and resources. Third-party software we rely on may be updated infrequently, unsupported, or subject to vulnerabilities that may not be resolved in a timely manner, any of which may expose our proprietary software to security risks. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties, which may not be available on commercially reasonable terms or at all. Further, licensing technologies from third parties exposes us to increased risk of being the subject of intellectual property infringement and vulnerabilities due to, among other things, our lower level of visibility into the development process with respect to such technology and the care taken to safeguard against risks. We cannot be certain that our licensors do not or will not infringe on the intellectual property rights of third parties or that our licensors have or will have sufficient rights to the licensed intellectual property in all jurisdictions in which we may sell our solutions. If we are unable to continue to license necessary technology because of intellectual property infringement claims brought by third parties against our licensors or against us, or if we are unable to continue our license agreements or enter into new licenses on commercially reasonable terms, our ability to develop and sell our solutions containing or dependent on that technology could be limited, and our business, financial condition, and results of operations could be harmed. Many of the risks associated with the use of third-party software cannot be eliminated. Any impairment of the technologies we license or of our relationship with these third parties could negatively affect our business.
We use third-party open-source software in connection with the development and deployment of our proprietary software, and we expect to continue to incorporate open-source software in the future. Certain open-source licenses contain requirements that users who distribute proprietary software containing or linked to open-source software to publicly disclose all or part of the source code to such proprietary software and/or make available any derivative works of the open-source code under the same open-source license, which could include our proprietary source code. While we have implemented policies relating to our use of open-source software that are designed to mitigate the risk of subjecting our proprietary code to these restrictions, we cannot be certain that we use open-source software in a manner that is consistent with such policies. If a third-party were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations, which could divert management’s time and attention away from developing the business, expose us to customer indemnity claims, and subject us to significant damages or require us to comply with onerous conditions or restrictions on the use of our proprietary software. From time to time, we may face claims from third parties asserting ownership of, or demanding release of, the open-source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open-source license. In any of these events, we could be required to seek licenses from third parties and pay royalties in order to continue using the open-source software necessary to operate our business or to re-engineer all or a portion of our technology systems, or we could be required to discontinue use of our services and other software in the event re-engineering cannot be accomplished on a timely basis. We also cannot guarantee that all open-source software is reviewed prior to use in our proprietary software, or that our developers have not incorporated (and will not in the future incorporate) open-source software into our proprietary software without our knowledge. Further, there are an increasing number of open-source license types, almost none of which have been interpreted by U.S. courts, resulting in a dearth of guidance regarding the proper legal interpretation of such licenses. As a result, there is a risk that open-source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or provide our products or solutions. Any of the foregoing could require us to devote additional research and development resources to re-engineer our services, could result in customer dissatisfaction, reduce or eliminate the value of our technology systems or allow our competitors to create similar platforms with lower development effort and time and may adversely affect our business, financial condition, and results of operations.
In addition, the use and distribution of open-source software may entail greater risks than the use of third-party commercial software, as open-source licensors generally do not provide support, warranties, controls on origin of the software, indemnification, or other contractual protections regarding infringement claims or the quality of the code. We cannot ensure that the authors of such open-source software will implement or push updates to address security risks or will not abandon further development and maintenance. To the extent that our proprietary software depends upon the successful and secure operation of the open-source software we use, any undetected errors or defects in this open-source software could prevent the deployment or impair the functionality of our software, delay the introduction of new technological capabilities, result in a failure of our technologies, injure our reputation, or make our systems vulnerable to security attacks because the public availability of such software may make it easier for hackers and other third parties to compromise our technologies. Any of the foregoing would adversely affect our business, financial condition, and results of operations.
Rapid advancements in AI technologies could increase competition and disrupt our business model.
We rely on proprietary AI-driven technology, including within our MY180 platform, to assess risk, underwrite policies, and maintain a competitive advantage in the property insurance market. In addition, we rely on AI for certain business uses, including, for example, to help generate code and code tests. Rapid advancements in AI, machine learning and similar technologies and automated decision-making (collectively, “AI technologies”), could present significant challenges to our business model.
Advancements in AI technologies could accelerate the pace of innovation, requiring us to make continuous and costly upgrades to our proprietary systems and technologies to maintain our competitiveness. If we fail to keep pace with rapidly evolving AI technological developments, especially in the financial technology sector, our competitive position and business results may suffer. AI technologies can also democratize access to advanced ML tools, enabling competitors to rapidly develop capabilities similar to ours. This could reduce the effectiveness of our intellectual property protections and diminish our ability to differentiate in the market. Such advancements could also lower the barriers to entry in the property insurance market, allowing competitors to leverage new AI and AGI technologies to replicate or surpass the capabilities of our proprietary technology, potentially offering more accurate risk assessments, lower prices, or enhanced customer experiences, which could erode our competitive advantage and reduce our market share. The development of AI technologies could also fundamentally alter the property insurance industry by enabling unprecedented levels of automation, personalization, and predictive accuracy. Novel and innovative uses of AI could lead to unexpected competitive edge by our peers. If AI-driven solutions redefine customer expectations or market standards, our existing technology and business model could become outdated or obsolete. Further, the widespread adoption of AI technologies may introduce unforeseen challenges in integrating new technologies, adapting workflows, or managing compliance with evolving regulations. These disruptions could negatively affect our operations, policyholder relationships, and financial performance.
The rapid and unpredictable development of further advancements in AI technologies and any failure to adapt to these advancements could adversely impact our competitive position, business, financial condition, and results of operations. See also “-The regulatory framework for AI technologies is rapidly evolving as many federal, state, and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations; to the extent any such laws or regulations apply to our business, or existing laws and regulations are interpreted in ways that would affect the use of AI in our business, we may need to implement additional standards or practices to remain compliant and the operation of our business could be adversely affected.”

The regulatory framework for AI technologies is rapidly evolving as many federal, state, and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations; to the extent any such laws or regulations apply to our business, or existing laws and regulations are interpreted in ways that would affect the use of AI in our business, we may need to implement additional standards or practices to remain compliant and the operation of our business could be adversely affected.
The regulatory framework for AI technologies is changing rapidly as many federal, state and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of our AI technologies, or could be rescinded or amended as new administrations take differing approaches to evolving AI technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet completely determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations. For example, in December 2023 the NAIC adopted the Model Bulletin on Use of Artificial Intelligence Systems by Insurers (the “Model AI Bulletin”) and as of January 2026, 25 states have adopted bulletins substantially similar to the Model AI Bulletin. Additionally, a number of U.S. states have also adopted regulations specific to the use of artificial intelligence and other states have proposed similar legislation. For example, in September 2025 the California Privacy Protection Agency introducing new requirements under the California Consumer Privacy Act related to Automated Decision-Making Technology, including AI and algorithmic systems, that significantly expand how businesses must govern AI and automated tools when they process personal information. Furthermore, in December 2025, President Trump issued a new Executive Order aiming to replace the patchwork of state AI regulations and empowering the federal government to take action to counter state regulations it deems excessive or inconsistent with federal policy. Any changes at the federal level pertaining to the regulation of AI technologies could require us to expend significant resources to modify our products, services, or operations to ensure compliance or remain competitive. Such additional regulations may impact our ability to develop, use, procure and commercialize AI technologies in the future. It is possible that new laws and regulations will be adopted in the United States and in non-United States jurisdictions, or that existing laws and regulations may be interpreted in ways that would affect the operation of our products and solutions and the way in which we use AI and similar technologies. We may not be able to adequately anticipate or respond to these evolving laws and regulations, and, to the extent we expand our business to more jurisdictions, we may need to expend additional resources to adjust our offerings in certain jurisdictions if applicable legal frameworks are inconsistent across jurisdictions. Moreover, because these technologies are themselves highly complex and rapidly developing, it is not possible to predict all of the legal or regulatory risks that may arise relating to our current or future use of AI technologies. Further, the cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition, and results of operations.
If the models underlying our AI technologies are incorrectly designed or implemented; trained or reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality data, or on data to which we do not have sufficient rights or in relation to which we and/or the providers of such data have not implemented sufficient legal compliance measures; used without sufficient oversight and governance to ensure their responsible use; and/or adversely impacted by unforeseen defects, technical challenges, cybersecurity threats or material performance issues, the performance of our products, services and business, as well as our reputation, could suffer or we could incur liability resulting from the violation of laws or contracts to which we are a party or civil claims. As the use of AI technologies becomes more prevalent, we anticipate that it will continue to present new or unanticipated ethical, reputational, technical, operational, legal, competitive, and regulatory issues, among others. In addition, public and regulatory focus on ethical use and data privacy concerns regarding AI technologies could lead to reputational damage if we fail, or are perceived to fail, to align with societal expectations or regulatory standards relating to the use of AI technologies. Such scrutiny may result in financial or other penalties and may also erode customer trust, which is crucial for our brand and long-term success. As such, we expect that our incorporation of AI technologies in our business will require additional resources, including the incurrence of additional costs, to develop and maintain our products and features to minimize potentially harmful or unintended consequences, to comply with applicable and emerging laws and regulations, to maintain or extend our competitive position, and to address any ethical, reputational, technical, operational, legal, competitive, or regulatory issues that may arise as a result of any of the foregoing.
Further, a number of aspects of intellectual property protection in the field of AI technologies are currently under development and there is uncertainty and ongoing litigation in different jurisdictions as to the degree and extent of protection warranted for AI technologies and relevant system input and outputs. If we fail to obtain protection for our intellectual property rights within our AI technologies, or later have our intellectual property rights invalidated or otherwise diminished, our competitors may be able to take advantage of our research and development efforts to develop competing products that could adversely affect our business, reputation, and financial condition. See also “-We utilize AI in a significant manner through PryzmIQ and through our portfolio managers’ use of AI to scan for trends, which could expose us to liability or adversely affect our business.”
Errors in underwriting or data modeling could harm our reputation, competitive position, and financial results.
Our underwriting success relies heavily on the accuracy and performance of our AI-powered MY180 platform. MY180’s performance is inherently dependent on the quality of the data it processes and the algorithms driving its decision-making.
MY180’s advanced modeling relies in part on data from external sources. Inaccuracies, delays, disruptions, or other inadequacies in these data sources could lead to flawed risk assessments or mispriced policies. In addition, errors in the MY180 machine learning model’s training process, biases in its underlying data, or flaws in the algorithm’s design could result in systemic inaccuracies. For example, “overfitting” of our model (i.e., where the model focuses on the specific details it was trained on but is unable to perform well with new data), or underestimating rare but severe events could lead to suboptimal pricing or coverage decisions, and errors or inefficiencies in MY180’s risk selection could result in us offering policies that are less attractive than those of our competitors. If policyholders perceive that our pricing or coverage is inferior, it could lead to lower renewal rates and diminished market share.
Further, as an AI-driven system, MY180’s complex algorithms may lack transparency, making it challenging to identify or correct errors before they cause significant issues. This opacity could complicate efforts to explain or defend pricing and coverage decisions to regulators, distribution partners, reinsurers, or policyholders, potentially leading to legal or reputational challenges. Additionally, if our cloud computing or third-party data providers change their terms of service, restrict access, or cease operations, it could impact MY180’s ability to function effectively. See also “-We utilize AI in a significant manner through PryzmIQ and through our portfolio managers’ use of AI to scan for trends, which could expose us to liability or adversely affect our business.”
Our ability to evaluate risks and set pricing is critical to our ability to compete with other reinsurers and MGAs. If MY180’s effectiveness were impaired and our policies were to generate higher-than-expected losses, it could cause significant operational and financial consequences for us and result in an adverse effect on our business, financial condition, and results of operations.
Any such significant issues with MY180 or our other products could harm our relationships with our distribution and reinsurance partners and standing in the marketplace with policyholders and have an adverse effect on our business, financial condition, and results of operations.
We utilize AI in a significant manner through PryzmIQ and through our portfolio managers’ use of AI to scan for trends, which could expose us to liability or adversely affect our business.
We rely on AI to make decisions in connection with the generation of insurance policies. Specifically, our exposure to AI relates to (i) our use of PryzmIQ, our virtual self-inspection tool that utilizes third-party AI algorithm tools and computer vision to eliminate the need for traditional, manual field inspections, streamlining underwriting and claims and (ii) our portfolio managers’ use of third-party AI and machine-learning algorithms to continuously scan for emerging adverse trends, allowing us to identify patterns before they become relevant problems. Our use of AI exposes us to various risks, such as damage to our reputation, competitive position, and business, legal and regulatory risks and additional costs. For example, AI has been known to produce false or “hallucinatory” inferences or output, and certain AI uses ML and predictive analytics, which can create inaccurate, incomplete, or misleading content, unintended biases and other discriminatory or unexpected results, errors, or inadequacies, any of which may not be easily detectable by us or any of our related service providers. In particular, while all the images provided to PryzmIQ are subsequently reviewed and approved by our human inspection team, whose feedback is used to refine PryzmIQ's performance, there can be no assurance that PryzmIQ's AI-driven assessments will be accurate or free from error, and any failure or deficiency in PryzmIQ's image analysis capabilities could result in flawed underwriting decisions or claims processing errors, either of which could adversely affect our results of operations and financial condition. Accordingly, while AI and ML systems may help us generate more tailored pricing and underwriting determinations with respect to a given policyholder, if the content, analyses, or recommendations produced by the AI and ML systems used in our MY180 platforms are, or are perceived to be, deficient, inaccurate, biased, unethical or otherwise flawed, our reputation, competitive position, and business may be adversely affected. For further information on how these risks apply to our MY180 platform, see “-Errors in underwriting or data modeling could harm our reputation, competitive position, and financial results.”
Additionally, if any of our employees, contractors, consultants, vendors, or service providers use any third-party AI-powered software in connection with our business or the services they provide to us, it may lead to the inadvertent disclosure or incorporation of our confidential information into publicly available training sets, which may impact our ability to realize the benefit of, or adequately maintain, protect, and enforce our intellectual property or confidential information, harming our competitive position and business. Any output created by us using AI tools may not be subject to copyright protection, which may adversely affect our intellectual property rights in, or our ability to commercialize or use, any such content. In the United States, a number of civil lawsuits have been initiated related to the foregoing and other concerns, any one of which may, among other things, require us to limit the ways in which our AI systems are trained and may affect our ability to continue to develop our AI-powered platforms. To the extent that we do not have sufficient rights to use any of the data or other material or content used in or produced by the AI tools we employ, or if we experience cybersecurity incidents in connection with our use of AI, it could adversely affect our reputation and expose us to legal liability or regulatory risk, including with respect to third-party intellectual property, privacy, data protection and cybersecurity, publicity, contractual, or other rights. Further, our competitors or other third parties may incorporate AI into their products, offerings or underwriting assessment more quickly or more successfully than us, which could impair our ability to compete effectively.
Risks Related to our Liquidity and Access to Capital
We have debt outstanding that could adversely affect our financial flexibility and subject us to restrictions and limitations that could significantly impact our ability to operate our business.
As of September 30, 2026, we had total consolidated debt outstanding of $57.1 million. For the year ended December 31, 2025 and 2024, we had debt servicing costs of $6.5 million and $4.2 million, respectively. For the nine months ended September 30, 2026, we had debt servicing costs of $8.4 million. The level of debt we have outstanding during any period could adversely affect our financial flexibility. We also bear risk at the time our debt matures and related to the floating nature of the interest rate on our debt. Our ability to make interest and principal payments, to refinance our debt obligations, and to fund any planned capital expenditures will depend on our ability to generate cash from operations. Our ability to generate cash from operations is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control, such as an environment of rising interest rates. The need to service our indebtedness will also reduce our ability to use cash for other purposes, including working capital, dividends to shareholders, acquisitions, capital expenditures, share repurchases, and general corporate purposes. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity, or reducing or delaying capital expenditures, strategic acquisitions, and investments, any of which could impede the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. Additionally, we may not be able to effect such actions, if necessary, on favorable terms, or at all. We may not be able to refinance any of our indebtedness on favorable terms, or at all.
The New Credit Facility contains covenants that, among other things, restrict our ability to make certain restricted payments, incur additional debt, engage in certain asset sales, mergers, acquisitions, or similar transactions, create liens on assets, engage in certain transactions with affiliates, change our business, or make investments, and require us to comply with certain financial covenants. The restrictions in the New Credit Facility may prevent us from taking actions that we believe would be in the best interest of our business and our shareholders and may make it difficult for us to execute our business strategy successfully or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional or more restrictive covenants that could affect our financial and operational flexibility, including our ability to pay dividends. We cannot make any assurances that we will be able to refinance our debt or obtain additional financing on terms acceptable to us, or at all. A failure to comply with the restrictions under the New Credit Facility could result in a default under the financing obligations or could require us to obtain waivers from our lenders for failure to comply with these restrictions. If we were unable to make payments or refinance our debt or obtain new financing under these circumstances, we would have to consider other options, such as sales of assets, sales of equity, or negotiations to restructure the debt. The occurrence of a default that remains uncured or the inability to secure a necessary consent or waiver could cause our obligations with respect to our debt to be accelerated and have an adverse effect on our business, financial condition, and results of operations.
We may require additional capital in the future, which may not be available or may only be available on unfavorable terms.
Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. Many factors will affect the amount and timing of our capital needs, including our growth rate and profitability, our claims experience, and the availability of reinsurance, market disruptions, and other unforeseeable developments. For example, a meaningful decrease in the level of third-party participation in our quota share reinsurance arrangements may require significant additional capital surplus in order to meet regulatory requirements.
If we need to raise additional capital, equity or debt financing may not be available at all or may be available only on terms that are not favorable to us. In the case of equity financings, dilution to our shareholders could result. In the case of debt financings, we may be subject to covenants that restrict our ability to freely operate our business. In any case, such securities may have rights, preferences and privileges that are senior to those of shares of our Class A common stock. If we cannot obtain adequate capital on favorable terms or at all, we may not have sufficient funds to implement our operating plans and our business, financial condition, or results of operations could be adversely affected.
Because we are a holding company and substantially all or a substantial portion of our operations are conducted by our insurance and service company subsidiaries, our ability to achieve liquidity at the holding company level, including the ability to pay dividends and service our debt obligations, depends on our ability to obtain cash dividends or other permitted payments from our insurance and service company subsidiaries.
The continued operation and growth of our business will require substantial capital. We do not intend to declare and pay cash dividends on shares of our Class A common stock in the foreseeable future. Because we are a holding company with no substantial business operations of our own, our ability to pay dividends to shareholders and meet our debt payment obligations is largely dependent on dividends and other distributions from our subsidiaries. The In-House Fronting Carriers’ ability to pay dividends is restricted under the insurance laws and regulations of its domiciliary state and may only be paid from unassigned surplus. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. Insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels, and there is no assurance that dividends of the maximum amounts calculated under any applicable formula would be permitted. Moreover, state insurance regulatory authorities that have jurisdiction over the payment of dividends by our insurance company subsidiaries, may in the future adopt statutory provisions, or impose additional constraints on our subsidiaries, more restrictive than those currently in effect.
Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, capital requirements, general business conditions, legal, tax and regulatory limitations, contractual restrictions and other factors that our board of directors considers relevant. Consequently, in order for investors to realize any future gains on their investment, they may need to sell all or part of their holdings of our Class A common stock after price appreciation, which may never occur.
Risks Related to Ownership of our Class A Common Stock
An active trading market for our Class A common stock may not be sustainable, and you may not be able to resell your shares at our above the price you pay.
It is possible that an active and liquid trading market may not be sustainable, and you may have difficulty selling your shares of Class A common stock at an attractive price, or at all. The market price for our Class A common stock may decline below the price at which you paid for it. We cannot predict the prices at which our Class A common stock will trade, and our stock price is likely to be volatile.
Our operating results and stock price may be volatile, or may decline regardless of our operating performance, and you could lose all or part of your investment.
Our quarterly operating results are likely to fluctuate. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could subject the market price of our shares to wide price fluctuations regardless of our operating performance. You should consider an investment in our Class A common stock to be risky, and you should invest in our Class A common stock only if you can withstand a significant loss and wide fluctuation in the market value of your investment. The market price of our Class A common stock could be subject to significant fluctuations in response to the factors described in this “Risk Factors” section and other factors, many of which are beyond our control. Among the factors that could affect our stock price are:
◦market conditions in the broader stock market;
◦actual or anticipated fluctuations in our quarterly financial and operating results;
◦introduction of new products or services by us or our competitors;
◦issuance of new or changed securities analysts’ reports or recommendations;
◦results of operations that vary from expectations of securities analysts and investors;
◦short sales, hedging and other derivative transactions in our Class A common stock;
◦guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;
◦strategic actions by us or our competitors;
◦announcement by us, our competitors or our acquisition targets;
◦sales, or anticipated sales, of large blocks of our stock, including by our directors, executive officers and principal shareholders;

◦additions or departures in our board of directors, senior management or other key personnel;
◦regulatory, legal or political developments;
◦public response to press releases or other public announcements by us or third parties, including our filings with the SEC;
◦litigation and governmental investigations;
◦changing economic conditions;
◦changes in accounting principles;
◦any indebtedness we may incur or securities we may issue in the future;
◦default under agreements governing our indebtedness;
◦exposure to capital and credit market risks that adversely affect our investment portfolio or our capital resources;
◦changes in our credit ratings; and
◦other events or factors, including those from natural disasters, war, acts of terrorism or responses to these events.
The securities markets have from time to time experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of particular companies. As a result of these factors, investors in our Class A common stock may not be able to resell their shares at or above the initial offering price. These broad market fluctuations, as well as general market, economic and political conditions, such as recessions, loss of investor confidence or interest rate changes, may negatively affect the market price of our Class A common stock.
In addition, the stock markets, including Nasdaq, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to securities class action litigation that, even if unsuccessful, could be costly to defend, divert management’s attention and resources or harm our business.
Because we have no current plans to pay cash dividends on our Class A common stock, you may not receive any return on investment unless you sell your shares of Class A common stock for a price greater than that which you paid for it.
We have no current plans to pay cash dividends on our Class A common stock. The declaration, amount and payment of any future dividends will be at the sole discretion of our board of directors, and will depend on, among other things, general and economic conditions, our financial condition, results of operations, capital requirements, general business conditions, legal, tax and regulatory limitations, contractual restrictions and other factors that our board of directors considers relevant.
As a result, you may not receive any return on an investment in our Class A common stock unless you sell our Class A common stock for a price greater than your purchase price.
If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
The trading market for our Class A common stock will depend, in part, on the research and reports that securities or industry analysts publish about us or our business and our industry. If one or more of the analysts who cover us downgrades our Class A common stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our Class A common stock could decrease, which could cause our stock price and trading volume to decline.
Our amended and restated bylaws provide that the Business Court in the First Business Court Division of the State of Texas is the sole and exclusive forum for substantially all disputes between us and our shareholders (excluding claims under federal securities laws), which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Business Court in the First Business Court Division of the State of Texas (the “Business Court”) (or, in the event that the Business Court does not have jurisdiction, the federal district court for the Northern District of Texas, Dallas Division, or if that court lacks jurisdiction, the state district court of Dallas County, Texas) shall, to the fullest extent permitted by applicable law, be the sole and exclusive forum for:
◦any derivative action or proceeding brought on our behalf;
◦any action asserting a claim for or based on a breach of a fiduciary duty owed by any current or former director, officer or other employee, agent or shareholder to us or our shareholders;
◦any action asserting a claim arising pursuant to any provision of the Texas Business Organizations Code (“TBOC”) or our amended and restated certificate of formation or bylaws (as each may be amended from time to time);
◦any action to interpret, apply, enforce or determine the validity of our amended and restated certificate of formation or bylaws (as either may be amended from time to time);
◦any action asserting a claim related to or involving us that is governed by the internal affairs doctrine;
◦any action asserting an “internal entity claim” as that term is defined in Section 2.115 of the TBOC; and
◦any other action within the jurisdiction of the Business Court, including any claims within the supplemental jurisdiction of the Business Court.
This provision does not waive our compliance with our obligations under the federal securities laws and the rules and regulations thereunder. Additionally, investors cannot waive compliance with their obligations under the federal securities laws and the rules and regulations thereunder. Moreover, this provision does not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or any other claim for which the U.S. federal courts have exclusive jurisdiction. In addition, our amended and restated bylaws provide that, to the fullest extent permitted by law, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause or causes of action arising under the Securities Act unless we consent in writing to the selection of an alternative forum. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts with respect to suits brought to enforce a duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, while suits brought to enforce a duty or liability under the Exchange Act are subject to exclusive federal jurisdiction, both state and federal courts have jurisdiction to entertain claims under the Securities Act. As a result, while Texas courts have generally determined that choice of forum provisions are facially valid, there is uncertainty with respect to whether an applicable court would enforce our exclusive forum provision with respect to claims asserted under the Securities Act, and a shareholder may seek to bring a claim that we believe is subject to our exclusive forum provision in a venue other than those designated in our exclusive forum provision. In such instance, to the extent applicable, we would expect to vigorously assert the validity and enforceability of our exclusive forum provision to the fullest extent permitted by law. This may require additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the exclusive forum provisions will be enforced by a future court.

Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock shall be deemed to have received notice of and consented to the above provisions.
We believe that the Business Court will provide an efficient forum for resolving corporate disputes, promote the consistent application of Texas law, reduce litigation costs, and provide greater predictability in outcomes. The choice of forum provision outlined above, however, may limit or impede your ability to bring a claim in a judicial forum that you find more favorable or convenient with respect to the types of disputes to which these provisions apply. These provisions may also discourage lawsuits against us and may result in increased litigation costs for a shareholder that elects to bring a claim against us. Alternatively, if a court were to find these choice of forum provisions inapplicable or unenforceable for any reason, we may incur additional costs associated with litigating in multiple or alternative forums, potentially across a wide range of geographic locations, which could adversely affect our business, financial condition, and results of operations.
Our amended and restated certificate of formation includes a waiver of the right to trial by jury for any “internal entity claim” as such term is defined in the TBOC and, to the fullest extent permitted by applicable law, any other claim within the scope of the exclusive forum provision in our amended and restated bylaws, which may affect the outcome and procedures applicable to such disputes.
Our amended and restated certificate of formation provides that, to the fullest extent permitted by the TBOC and applicable law, each person or entity that purchases, acquires, or continues to hold shares of our capital stock shall be deemed to irrevocably and knowingly waive any right to a trial by jury for (a) any “internal entity claim[s]” as that term is defined in the TBOC as it presently exists or as it may be amended in the future, and (b) any other claim subject to the exclusive forum provision contained in our amended and restated bylaws. Section 2.115 of the TBOC currently provides that an “internal entity claim” means a claim of any nature, including a derivative claim in the right of an entity, that is based on, arises from, or relates to the “internal affairs” of the entity, as defined by Section 1.105 of the TBOC. Section 1.105 of the TBOC, in turn, defines “internal affairs” as “(1) the rights, powers, and duties of its governing authority, governing persons, officers, owners, and members; and (2) matters relating to its membership or ownership interests.” The exclusive forum provision provides that the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause or causes of action arising under the Securities Act unless we consent in writing to the selection of an alternative forum. As a result, we believe the jury trial waiver set forth in our amended and restated certificate of formation will apply to claims brought under the federal securities laws, including claims under the Exchange Act to the extent that such claims are determined to constitute “internal entity claims” under the TBOC. Any person or entity purchasing or otherwise acquiring any interest in shares of our stock is deemed to have notice of, and to have knowingly consented to, this provision of our amended and restated certificate of formation.
To our knowledge, the scope of such a jury trial waiver provision, including its applicability to claims arising under the federal securities laws, has not been finally adjudicated by any applicable federal or state court. At all times, we intend to enforce the waiver to the fullest extent permitted by then-existing applicable law.
We believe this waiver of the right to trial by jury provision as authorized by Section 2.116 of the TBOC is enforceable and benefits us and our shareholders by providing increased consistency in the application of Texas law with respect to the types of lawsuits to which it applies and may discourage meritless or speculative litigation that could otherwise divert our resources away from value-creating activities, which may help reduce our litigation costs and foster greater certainty in the corporate decision making process.
However, if a court were to find our jury trial waiver provision inapplicable or unenforceable either generally or as applied in a specific case, we could forfeit what we believe to be the benefits of the jury trial waiver provision and incur additional costs associated with resolving such action, which could harm our business, results of operations, and financial condition. Conversely, enforcement of the waiver may change procedures applicable to a shareholder’s claims, cause a shareholder to incur additional costs and delays to the extent the enforceability of the waiver is disputed, and may result in different outcomes as compared to a traditional jury trial. The waiver of jury trial provision may also discourage or limit investors from bringing lawsuits against us or our directors and officers due to perceived disadvantages of a non-jury process or the potential for increased costs or delays in bringing such claim, particularly if the applicability or enforceability of the jury trial waiver described above is challenged.
You should consult legal counsel regarding the waiver of this jury trial provision prior to purchasing or otherwise acquiring any interest in us. For the avoidance of doubt, under no circumstance will you or any of our shareholders be deemed to have waived our compliance with any applicable federal securities laws or regulations promulgated thereunder.
The dual class structure of our common stock has the effect of concentrating voting control with Kenneth Gregg, our Founder and Chief Executive Officer, which limits the ability of our other shareholders to affect the outcome of key corporate decisions and transactions, including a change of control.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. All of our outstanding shares of Class B common stock are held by Kenneth Gregg, our Founder and Chief Executive Officer, who as of September 30, 2026, beneficially owns shares of common stock representing approximately 60.5% of our outstanding shares of capital stock and approximately 93.9% of the voting power of our outstanding capital stock. As a result, Mr. Gregg is able to significantly influence all matters submitted to our shareholders for approval, including the election of directors, amendments to our amended and restated certificate of formation and amended and restated bylaws, and the approval of significant corporate transactions, regardless of whether others believe that any such transaction is in our best interests.
Mr. Gregg will continue to be able to control all matters submitted to our shareholders for approval even if his stock holdings represent less than 50% of the outstanding shares of our capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, Mr. Gregg will continue to control a majority of the combined voting power of our common stock even when the shares of Class B common stock represent as little as 9.1%% of the outstanding shares of our Class A common stock and Class B common stock. This concentrated control will limit your ability to influence corporate matters for the foreseeable future. It could also have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover, or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other shareholders. Moreover, it could deprive shareholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may adversely affect the trading price for our Class A common stock because some investors perceive disadvantages in owning shares in companies with concentrated control.
Future transfers by Mr. Gregg, subject to limited exceptions set forth in our amended and restated certificate of formation, such as transfers to immediate family members, certain trusts for estate planning purposes, and entities under common control with or controlled by Mr. Gregg, and transfers that are approved in advance by our board of directors as permitted transfers, will generally result in those shares converting to shares of Class A common stock. Each share of Class B common stock is convertible at any time at the option of its holder into one share of Class A common stock. In addition, each share of Class B common stock will also convert automatically into one share of Class A common stock on the date on which the earliest of the following events occurs: (i) the date fixed by our board of directors that is no less than 60 days and no more than 180 days following the date on which Mr. Gregg dies or becomes disabled, (ii) the date fixed by our board of directors that is no less than 60 days and no more than 180 days following the date on which Mr. Gregg is no longer providing services to us as an executive officer or director, or (iii) the date fixed by our board of directors that is no less than 60 days and no more than 180 days following the date on which Mr. Gregg together with his affiliates and their permitted transferees, hold less than 10% of the number of shares of our Class B common stock that they collectively held as of the completion of the IPO. Accordingly, the conversion of Class B common stock to Class A common stock will have the effect, over time, of diluting holders of Class A common stock in terms of voting power and increasing the relative voting power of Mr. Gregg.

The dual class structure of our common stock may adversely affect the trading market for our Class A common stock.
We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock, adverse publicity, or other adverse consequences. Certain stock index providers exclude or limit the ability of companies with multi-class share structures from being added to certain of their indices. In addition, several shareholder advisory firms and large institutional investors oppose the use of multiple class structures. As a result, the dual class structure of our common stock may make us ineligible for inclusion in certain indices and may discourage other indices from selecting us for inclusion, notwithstanding our automatic termination provision. This dual class structure may also cause shareholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure, and may result in large institutional investors not purchasing shares of our Class A common stock. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, any exclusion from certain stock indices could result in less demand for our Class A common stock. Any actions or publications by shareholder advisory firms or institutional investors critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock.
Texas law and our governing documents include provisions that may limit your ability to assert a cause of action against our directors or officers regarding matters of our business.
The TBOC and our governing documents include certain provisions that may limit our shareholders’ ability to bring derivative claims against our officers and directors. For example, Section 21.419 of the TBOC sets forth certain presumptions of good faith for the benefit of a corporation’s directors and officers with respect to their compliance with their respective duties to the corporation, including the duty of care and duty of loyalty as those duties pertain to transactions with interested persons. Specifically, Section 21.419 provides that, in taking or declining to take any action on matters of our business, a director or officer is presumed to have acted (i) in good faith, (ii) on an informed basis, (iii) in furtherance of the interests of the corporation and (iv) in obedience to the law and the corporation’s governing documents.
Section 21.419 applies to a corporation that has a class or series of voting shares listed on a national securities exchange or includes a statement affirmatively electing to be governed by this section of the TBOC in its governing documents. Under Section 21.419, neither a corporation nor any of its shareholders has any cause of action against a director or officer as a result of any act or omission in such person’s official capacity, unless the claimant rebuts one or more of these presumptions set forth above and proves a breach of duty involving fraud, intentional misconduct, an ultra vires act or a knowing violation of law.
Separately, Section 21.552 of the TBOC empowers corporations with common shares listed on a national securities exchange and qualifying private corporations that have 500 or more shareholders and affirmatively elect to be governed by Section 21.419 to establish a required ownership threshold to institute a derivative proceeding, provided that such required ownership threshold does not exceed 3% of the outstanding shares of the applicable corporation.
As a nationally listed corporation with a class or series of voting shares listed on a national securities exchange, Section 21.419 applies to us. Our amended and restated bylaws establish a 3% ownership threshold that a shareholder must meet to institute a derivative claim against us and include a statement affirmatively electing to be governed by Section 21.419 of the TBOC.
We believe that these statutes enacted by the Texas Legislature, together with the related provisions in our governing documents, will help protect our directors and officers who act in good faith from unwarranted lawsuits, reduce litigation costs, and provide our directors and officers with greater freedom to make decisions that they believe to be in the best interests of us and our shareholders. However, you should carefully consider whether these provisions align with your expectations for corporate governance before deciding to purchase our Class A common stock. Because the presumptions under Section 21.419 place the burden on shareholders to rebut the presumption of good faith and prove fraud, intentional misconduct, an ultra vires act, or a knowing violation of law, Section 21.419 may reduce the likelihood of success of shareholder litigation, even in circumstances where a shareholder believes a breach of duty has occurred. Additionally, the ownership thresholds required to bring derivative proceedings may prevent smaller shareholders, including those with legitimate concerns seeking judicial relief for perceived wrongs.
Provisions of Texas law and our governing documents could delay, deter, or prevent a change of control or changes in our management, which could adversely affect the market price of our Class A common stock.
Our amended and restated certificate of formation and amended and restated bylaws also contain provisions that may make it difficult for a third-party to acquire, or attempt to acquire, control of our company, even if a change in control was considered favorable by our shareholders. Such provisions include, but are not limited to:
◦permitting the board of directors to establish the number of directors and fill any vacancies and newly created directorships, subject to applicable limitations under the TBOC;
◦providing that, from and after the date on which the outstanding shares of our Class B common stock represent less than a majority of the combined voting power of our then-outstanding Class A common stock and Class B common stock entitled to vote (such date, the “Trigger Date”), our directors may be removed only for cause and only upon the affirmative vote of holders of at least % of the voting power of our then-outstanding shares of capital stock;
◦requiring super-majority voting to amend some provisions in our certificate of formation and our bylaws;
◦providing that, from and after the Trigger Date (as defined herein), any action required or permitted to be taken at an annual or special meeting of shareholders may be taken by written consent in lieu of a meeting of shareholders only with the unanimous written consent of our shareholders;
◦providing that the written request of the holders of the greater of at least 50% of our capital stock entitled to be voted at a proposed special meeting and the highest percentage of ownership that may be set under the TBOC is required for our shareholders to call a special meeting of shareholders;
◦requiring that shareholders give advance notice to nominate directors or submit proposals for consideration at shareholder meetings;
◦providing for a dual class common stock structure, pursuant to which holders of our Class B common stock have the ability to exercise significant influence over the outcome of matters requiring shareholder approval;
◦authorizing our board of directors to create authorized but unissued shares of our capital stock without further shareholder approval, subject to applicable listing standards;
◦authorizing our board of directors to establish one or more series of preferred stock with rights and preferences that could impede or discourage an acquisition attempt; and
◦not authorizing cumulative voting for the election of directors.
As a Texas corporation, we are also subject to the provisions of Sections 21.601 through 21.610 of the TBOC, which may impair a takeover attempt that our shareholders may find beneficial. These provisions generally prohibit any shareholder that owns 20% or more of our outstanding voting shares from engaging in a “business combination” with us for three years following the date that they acquired such voting shares, unless the applicable transaction is approved by either our board of directors or the holders of at least two-thirds of our outstanding voting shares.

These provisions of the TBOC and our amended and restated certificate of formation and amended and restated bylaws are intended to discourage coercive takeover practices that could harm our business and to encourage those seeking to acquire control of us to negotiate first with our board of directors. However, they could delay, deter, or prevent a transaction or a change in control that shareholders might otherwise consider favorable, could make it more difficult for minority shareholders to influence corporate governance, and could adversely affect the market price of our Class A common stock by delaying or preventing the opportunity for shareholders to receive a premium for their shares.
Recent amendments to the TBOC have not yet been subject to judicial interpretation and the body of case law interpreting Texas corporate law generally is less developed than the body of case law interpreting the Delaware General Corporation Law.
The Texas legislature has recently enacted a series of bills containing significant amendments to the TBOC, including those creating or revising, as applicable, Sections 21.419 and 21.552 of the TBOC. These recent amendments have not yet been subject to comprehensive judicial interpretation, and there can be no assurance as to how Texas courts will construe or apply these provisions. The body of case law interpreting the TBOC generally is also less developed than the extensive body of case law interpreting the Delaware General Corporation Law, as many U.S. corporations have historically chosen Delaware as their state of incorporation. As the Texas Business Court develops its jurisprudence, the interpretation of the TBOC and the resolution of any novel issues arising thereunder may be subject to greater uncertainty as compared to long-established forums such as the Delaware Court of Chancery. While we believe that these recent amendments to the TBOC will ultimately be beneficial to us and our shareholders, until the Texas Business Court has sufficient opportunity to develop a body of caselaw interpreting the TBOC and the recent amendments thereto, there can be no assurance that the various provisions of the TBOC applicable to us will operate as anticipated, and an adverse and unexpected interpretation of any such provision could adversely affect our business, financial condition, and results of operations.
Future sales, or the perception of future sales, of our Class A common stock may depress the market price of our Class A common stock.
As of September 30, 2026, we have an aggregate of 39,122,933 shares outstanding of our Class A common stock. Of these shares, 20,000,000 are freely tradable without restriction or further registration under the Securities Act, unless such shares are held by our directors, executive officers, or any of our affiliates, as that term is defined in Rule 144 under the Securities Act (“Rule 144”). All remaining shares of common stock outstanding as of September 30, 2026 are “restricted securities” within the meaning of Rule 144. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available. Sales of our Class A common stock in the public market, or the perception that these sales could occur, could cause the market price of our Class A common stock to decline and may make it more difficult for us to sell equity or equity-linked securities in the future at a time and at a price that we deem necessary or appropriate.
In connection with the IPO, our directors, executive officers, and holders of substantially all of our outstanding capital stock have entered into “lock-up” agreements with the underwriters and thereby be subject to a lock-up period, meaning that they and their permitted transferees will not be permitted to sell any shares of our Class A common stock for 180 days after the date of the Prospectus, subject to certain exceptions without the prior consent of RBC Capital Markets, LLC and UBS Securities LLC. Although we have been advised that there is no present intention to do so, RBC Capital Markets, LLC and UBS Securities LLC may, in their sole discretion, release all or any portion of the shares from the restrictions in any of the lock-up agreements described above. Possible sales of these shares in the market following the waiver or expiration of such agreements could exert significant downward pressure on our stock price.
Our 2026 Incentive Plan (“2026 Plan”) permits us to issue, among other things, stock options, restricted stock units, and restricted stock to eligible employees (including our named executive officers), directors, and advisors, as determined by the compensation committee of the board of directors. Any shares issued under the 2026 Plan are freely tradable in the public market. If equity securities are granted under the

2026 Plan and it is perceived that they will be sold in the public market, then the price of our Class A common stock could decline.
Also, in the future, we may issue our securities in connection with investments or acquisitions. The amount of shares of our Class A common stock issued in connection with an investment or acquisition could constitute a material portion of our then outstanding shares of our Class A common stock.
We are a “controlled company” and, as a result, we are exempt from obligations to comply with certain corporate governance requirements.
Our Founder and Chief Executive Officer, Kenneth Gregg, holds more than 50.0% of the voting power of our shares eligible to vote. As a result, we are a “controlled company” under the rules of Nasdaq. Under these rules, a company of which more than 50.0% of the voting power in the election of directors is held by an individual, group, or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that (i) a majority of the board of directors consist of independent directors and (ii) the board of directors have compensation and nominating and corporate governance committees composed entirely of independent directors.
We utilize these exemptions and do not have a majority of independent directors on our board of directors and do not have a compensation, nominating, and corporate governance committee composed entirely of independent directors. Accordingly, although we may transition to a board with a majority of independent directors prior to the time we cease to be a “controlled company,” for such period of time you will not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements set by Nasdaq. In the event that we cease to be a “controlled company” and our shares continue to be listed on Nasdaq, we will be required to comply with these provisions within the applicable transition periods. These exemptions do not modify the independence requirements for our audit committee, and we intend to comply with the applicable requirements of the SEC and Nasdaq with respect to our audit committee.
Our controlling shareholder controls us and has the power to determine our affairs, including in ways that may not be favorable to us or other holders of our common stock.
Our Founder and Chief Executive Officer, Kenneth Gregg, holds more than 50.0% of the voting power of our shares eligible to vote. As a result, Mr. Gregg has the power to elect our directors and to determine the outcome of any action requiring shareholder approval. Such shareholder’s interests may differ from the interests of other holders of our Class A common stock and, given such shareholder’s controlling interest in us, circumstances may arise under which it may exercise its control in a manner that is not favorable to the interests of other holders of our Class A common stock.
Additionally, for so long as Mr. Gregg continues to own a significant percentage of our common stock, Mr. Gregg will be able to cause or prevent a change of control or a change in the composition of the board of directors, and could preclude any unsolicited acquisition. The concentration of ownership could deprive you of an opportunity to receive a premium for your Class A common stock as part of a sale of the company and ultimately might affect the market price of our Class A common stock.
We incur significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.
As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly, and current reports with respect to our business and financial condition and therefore we will need to have the ability to prepare financial statements that comply with all SEC reporting requirements on a timely basis. In addition, we are subject to other reporting and corporate governance requirements, including certain requirements of and certain provisions of the Sarbanes-Oxley Act and the regulations promulgated thereunder, which will impose significant compliance obligations upon us.

The Sarbanes-Oxley Act and the Dodd-Frank Act, as well as new rules subsequently implemented by the SEC and Nasdaq, have increased regulation of, and imposed enhanced disclosure and corporate governance requirements on, public companies. Our efforts to comply with these evolving laws, regulations, and standards increase our operating costs and divert management’s time and attention from revenue-generating activities.
These changes also place significant additional demands on our finance and accounting staff and on our financial accounting and information systems. We may in the future hire additional accounting and financial staff with appropriate public company reporting experience and technical accounting knowledge. Other expenses associated with being a public company include increases in auditing, accounting, and legal fees and expenses, investor relations expenses, increased directors’ fees, and director and officer liability insurance costs, registrar and transfer agent fees, and listing fees, as well as other expenses. As a public company, we are required, among other things, to:
◦prepare and file periodic reports and distribute other shareholder communications, in compliance with the federal securities laws and requirements of Nasdaq;
◦define and expand the roles and the duties of our board of directors and its committees;
◦institute more comprehensive compliance and investor relations functions; and
◦evaluate and maintain our system of internal control over financial reporting, and report on management’s assessment thereof, in compliance with rules and regulations of the SEC and the Public Company Accounting Oversight Board.
We may not be successful in implementing these requirements and implementing them could adversely affect our business. The increased costs will decrease our net income and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as executive officers.
In addition, if we fail to implement the required controls with respect to our internal accounting and audit functions, our ability to report our results of operations on a timely and accurate basis could be impaired. If we do not implement the required controls in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC or Nasdaq. Any such action could harm our reputation and the confidence of investors in, and clients of, our company and could negatively affect our business and cause the price of our shares of Class A common stock to decline.
If we were to identify a future material weakness in our internal controls, our business, financial condition, and results of operations could be harmed, which could have a negative effect on the trading price of our Class A common stock.
As a public company with SEC reporting obligations, we are required to document and test our internal control procedures to satisfy the requirements of Section 404(a) of the Sarbanes-Oxley Act, which will require annual assessments by management of the effectiveness of our internal control over financial reporting. We are an emerging growth company, and thus we are exempt from the auditor attestation requirement of Section 404(b) of Sarbanes-Oxley until such time as we no longer qualify as an emerging growth company. See also “-We qualify as an emerging growth company, and any decision on our part to comply with reduced reporting and disclosure requirements applicable to emerging growth companies could make our Class A common stock less attractive to investors.” Regardless of whether we qualify as an emerging growth company, we will still need to implement substantial internal control systems and procedures in order to satisfy the reporting requirements under the Exchange Act and applicable requirements. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. As a result, to comply with the requirements of being a reporting company under the Exchange Act, we may need to upgrade our information technology systems; implement additional financial and management controls, reporting systems, and procedures; and hire additional accounting and finance staff. If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our Class A common stock may decline.
During the course of our assessment, we may identify deficiencies that we are unable to remediate in a timely manner. Testing and maintaining our internal control over financial reporting may also divert management’s attention from other matters that are important to the operation of our business. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404(a) of the Sarbanes-Oxley Act. If we conclude that our internal control over financial reporting is not effective, we cannot be certain as to the timing of completion of our evaluation, testing, and remediation actions or their effect on our operations. We have in the past, and may in the future, identify a material weakness in our internal controls. Any material weaknesses or other deficiencies in our internal control over financial reporting may impede our ability to file timely and accurate reports with the SEC. Any of the above could cause investors to lose confidence in our reported financial information or our Class A common stock listing on Nasdaq to be suspended or terminated, which could have a negative effect on the trading price of our Class A common stock.
We qualify as an emerging growth company, and any decision on our part to comply with reduced reporting and disclosure requirements applicable to emerging growth companies could make our Class A common stock less attractive to investors.
We are an “emerging growth company,” and, for as long as we continue to be an emerging growth company, we currently intend to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our registration statements, periodic reports, and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We will cease to be an emerging growth company upon the earliest of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) December 31, 2031; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; and (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.
We cannot predict whether investors will find our Class A common stock less attractive if we choose to rely on these exemptions while we are an emerging growth company. If some investors find our Class A common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our Class A common stock and the price of our Class A common stock may be more volatile.
Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this extended transition period and, as a result, we will not be required to adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Equity Securities
Use of Proceeds
On September 21, 2026, we closed our IPO, pursuant to which we issued and sold 20,000,000 shares of our Class A common stock at a public offering price of $12.00 per share for aggregate gross proceeds of $240.0 million. We received aggregate net proceeds from the IPO of approximately $219.3 million after deducting underwriting discounts and commissions, and offering expenses of $5.1 million, of which $3.7 million remain payable by us as of September 30, 2026. The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-298453), which was declared effective on September 17, 2026 (the “Registration Statement”). RBC Capital Markets, UBS Investment Bank and Raymond James acted as joint book-running managers of the IPO. None of the underwriting discounts and commissions or offering expenses were paid directly or indirectly to any of our directors or officers or their associates or to persons owning ten percent or more of any class of our equity securities or to any of our affiliates.
The offering terminated after the sale of all securities registered pursuant to the Registration Statement. We used a portion of the net proceeds from our IPO to extinguish the New Term Loan in full and the remaining net proceeds and available cash and cash equivalents on hand of approximately $24.4 million to repay a portion of the New Revolver. As of September 30, 2026, we had applied all of the net proceeds from the IPO as described above.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
(a)On November 6, 2026, we entered into Amendment No. 1 and Limited Waiver to Credit Agreement (the “Amendment”), which amends our Credit Agreement, dated as of May 14, 2026, with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, to clarify, consistent with the parties’ original intent, that the $55.0 million dividend we paid in September 2026 is excluded from the calculation of the fixed charge coverage ratio, and to provide a related limited waiver. The foregoing description is qualified in its entirety by reference to the Amendment, which is filed as Exhibit 10.9 to this Quarterly Report on Form 10-Q.
(b)None.
(c)During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits
(I)Exhibits.

		Incorporated by Reference				Filed / Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Formation of Orion180 Insurance Group Inc.	S-8	333-299037	3.1	September 21, 2026

3.2	Amended and Restated Bylaws of Orion180 Insurance Group Inc.	S-8	333-299037	3.2	September 21, 2026
4.1	Specimen Common Stock Certificate	S-1	333-298453	4.1	August 20, 2026
10.1	Registration Rights Agreement, dated as of September 17, 2026, by and between Orion180 Insurance Group Inc. and Kenneth Gregg	8-K	001-43475	10.1	September 21, 2026
10.2	Exchange Agreement, dated as of September 21, 2026, by and between Orion180 Insurance Group Inc. and Kenneth Gregg	8-K	001-43475	10.2	September 21, 2026
[10.3]	Equity Incentive Plan of Orion180 Insurance Group, effective as of August 7, 2024	S-1	333-298453	10.3	August 20, 2026
[10.4]	Form of Non-Qualified Stock Option Agreement under the Equity Incentive Plan of Orion180 Group	S-1	333-298453	10.4	August 20, 2026
10.5	2026 Equity Incentive Plan	S-1	333-298453	10.5	August 20, 2026
10.6	Form of Restricted Stock Unit Grant Notice and Award Agreement under the 2026 Equity Incentive Plan	S-1	333-298453	10.6	August 20, 2026
10.7	Non-Employee Director Compensation Policy	S-1	333-298453	10.7	August 20, 2026
10.8	Form of Indemnification Agreement	S-1	333-298453	10.8	August 20, 2026
10.9
Amendment No. 1 and Waiver to Credit Agreement, dated as of November 6, 2026, by and among Orion180 Insurance Group Inc., the guarantors party thereto, JP Morgan Chase Bank, N.A. as administrative agent, and the lenders party thereto.
						*
10.10	Employment Agreement, by and between Ken Gregg and Orion180 Insurance Group Inc.	S-1	333-298453	10.10	August 20, 2026
10.11	Employment Agreement, by and between Christoph Birchler and Orion180 Insurance Group Inc.	S-1	333-298453	10.11	August 20, 2026
10.12	Employment Agreement, by and between Ryan Jesenick and Orion180 Insurance Group Inc.	S-1	333-298453	10.12	August 20, 2026
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORION180 INSURANCE GROUP INC.
Date: November 10, 2026	By:	/s/ Kenneth Gregg
Kenneth Gregg
Chief Executive Officer
(Principal Executive Officer)
Date: November 10, 2026	By:	/s/ Christoph Birchler
Christoph Birchler
Chief Financial Officer
(Principal Financial and Accounting Officer)